Form 10-Q
period 2021-03-31
Copper Property CTL Pass Through Trust
filed 2021-05-12
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 000-56236
Copper Property CTL Pass Through Trust
(Exact name of registrant as specified in its charter)

New York	85-6822811

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Second Street, Suite 206 Jersey City, NJ 07311-4056

(Address of principal executive offices and zip code)

(201) 839-2200

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands)

	January 30, 2021 (Effective Date - see Note 1)	As of March 31, 2021
Assets
Investment properties:
Land and improvements	$716,504	$716,504
Building and other improvements	999,983	999,983
	1,716,487	1,716,487
Less: accumulated depreciation	—	(5,542)
Net investment properties	1,716,487	1,710,945
Cash and cash equivalents	25,563	32,994
Accounts receivable	—	10,774
Lease intangible assets, net	314,264	311,635
Right-of-use lease assets	110,691	110,255
Other assets, net	—	4,371
Total assets	$2,167,005	$2,180,974

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$8,651	$1,094
Lease intangible liabilities, net	168,159	166,752
Lease liabilities	38,075	38,093
Other liabilities	—	7,999
Total liabilities	214,885	213,938

Commitments and contingencies (Note 5)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, 75,000,000 certificates issued and outstanding, as of Effective Date and March 31, 2021	—	—
Additional paid-in capital	1,952,120	1,952,120
Retained earnings (accumulated deficit)	—	14,916
Total equity	1,952,120	1,967,036
Total liabilities and equity	$2,167,005	$2,180,974

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statement of Operations
Period from January 30, 2021 through March 31, 2021
(Unaudited)
(in thousands, except per certificate amounts)

Revenues:
Lease income	$27,453

Expenses:
Operating expenses	2,651
Depreciation and amortization	6,764
General and administrative expenses	1,192
Total expenses	10,607

Other expenses:
Formation expenses	364
Net income	$16,482

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.22
Weighted average number of certificates outstanding – basic	75,000

Weighted average number of certificates outstanding – diluted	75,000

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statement of Equity
Period from January 30, 2021 through March 31, 2021
(Unaudited)
(in thousands)

	Trust Certificates	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of January 30, 2021 (see Note 1)	75,000	$1,952,120	$—	$1,952,120
Net income	—	—	16,482	16,482
Distributions paid to Certificateholders ($0.02 per certificate)	—	—	(1,566)	(1,566)
Balance as of March 31, 2021	75,000	$1,952,120	$14,916	$1,967,036

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statement of Cash Flows
Period from January 30, 2021 through March 31, 2021
(Unaudited)
(in thousands)

Cash flows from operating activities:
Net income	$16,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,764
Amortization of above/below market leases, net	1
Changes in assets and liabilities:
Changes in accounts receivable	(10,774)
Changes in other assets	(4,371)
Changes in right-of-use lease assets	436
Changes in accounts payable and accrued expenses	1,094
Changes in lease liabilities	17
Changes in other liabilities	7,999
Net cash provided by operating activities	17,648

Cash flows from financing activities:
Payment of assumed liability for transaction costs	(8,651)
Distributions paid to Certificateholders	(1,566)
Net cash used in financing activities	(10,217)

Net increase (decrease) in cash and cash equivalents	7,431
Cash and cash equivalents, at beginning of period	25,563
Cash and cash equivalents, at end of period	$32,994

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per certificate amounts)

(1) ORGANIZATION
On May 15, 2020, Old Copper Company, Inc. (f/k/a J. C. Penney Company, Inc.) (“Old Copper”) and certain of its subsidiaries (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).
On October 28, 2020, the Debtors entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Copper Retail JV LLC, an entity formed by and under the joint control of Simon Property Group, L.P. and Brookfield Asset Management Inc. (“OpCo Purchaser”), and Copper Bidco LLC (“PropCo Purchaser” and, together with OpCo Purchaser, the “Purchasers”), an entity formed on behalf of lenders under Old Copper’s (i) senior secured superpriority, priming debtor-in-possession credit facility (the “DIP Facility”), (ii) 5.875% senior secured notes due 2023 (the “First Lien Notes”) and (iii) Amended and Restated Credit and Guaranty Agreement, dated as of June 23, 2016 (the “Term Loan Facility” and together with the First Lien Notes, the “First Lien Debt"), pursuant to which the Purchasers agreed to acquire substantially all of the Debtors’ assets and assume certain of the Debtors’ obligations in connection with the purchased assets.
On December 12, 2020, the Debtors filed the Amended Joint Chapter 11 Plan of Reorganization of J. C. Penney Company, Inc. and its Debtor Affiliates (the “Plan of Reorganization”) which was confirmed by the Bankruptcy Court on December 16, 2020.
On December 21, 2020, Copper Property CTL Pass Through Trust, a New York common law trust (the “Trust,” “we,” “our” or “us”) was formed in connection with the reorganization of Old Copper.
On January 30, 2021 (the “Effective Date”), the Plan of Reorganization became effective pursuant to its terms, at which point PropCo Purchaser (replacing Old Copper) and GLAS Trust Company LLC, continuing as trustee, entered into an Amended and Restated Trust Agreement (as amended, the “Trust Agreement”). In connection with the consummation of the transactions set forth in the Asset Purchase Agreement and in exchange for a $1 billion aggregate credit bid by PropCo Purchaser, comprising $900 million of claims under the DIP Facility and $100 million of claims, on a pro rata basis, under the First Lien Debt, and simultaneous release of obligations under the DIP Facility and First Lien Debt, Old Copper transferred (or caused its subsidiaries to transfer) its fee simple or ground leasehold title (as applicable) in certain properties to the PropCos (as defined below) and assigned (or caused such subsidiaries to assign) the Master Leases (as defined below) relating to the properties to the Trust. As a result, the Trust indirectly owns, through separate wholly-owned property holding companies (the “PropCo”), 160 Retail Properties and six Warehouses (each as defined below), all of which are leased to one or more subsidiaries of OpCo Purchaser (collectively with its subsidiaries, “New JCP”) under two Master Leases. In connection with the foregoing, certain of the Debtors' lenders received, their pro-rata portion of the equity interest in the Trust, as evidenced by the Trust Certificates (as defined below). The aggregate credit bid was not an indicator of the fair value of the assets and liabilities of the Trust as of the Effective Date, and it does not represent the full extent of debt that was owed to the creditor group.
The Trust accounted for the reorganization using fresh start reporting under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification ("ASC") Topic 852, which resulted in the Trust becoming a new entity for financial reporting purposes on the Effective Date. Accordingly, all assets and liabilities are recorded at fair value in accordance with accounting requirements for business combinations under ASC 805-20.

As of the Effective Date, Old Copper has no ability to exercise any control over the Properties or the Trust and has no affiliation with the Trust. The Trust owns directly or indirectly 100% of the equity or partnership interests (as applicable) in the PropCos. Specifically, the PropCos include (i) CTL Propco I LLC, a Delaware limited liability company, and CTL Propco I L.P., a Delaware limited partnership, which collectively own the fee simple or ground leasehold title (as applicable) to the Retail Properties and (ii) CTL Propco II LLC, a Delaware limited liability company, and CTL Propco II L.P., a Delaware limited partnership, which collectively own the fee simple title to the Warehouses.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per certificate amounts)

The Trust’s operations consist solely of (i) owning the Properties, (ii) leasing the Properties under the terms of the Master Leases (as discussed in Note 4), to New JCP as the sole tenants and (iii) subject to market conditions and the conditions set forth in the Trust Agreement, selling the Properties to third-party purchasers in each case through the PropCos.

The real estate portfolio consists of 160 retail properties (the “Retail Properties”) and six distribution centers (the “Warehouses” and, together with the Retail Properties, the “Properties”) across 37 U.S. states and Puerto Rico. In the aggregate, the Warehouses and Retail Properties comprise 10.1 million square feet and 21.7 million square feet, respectively, of leasable space, all of which is leased to the tenants under the Master Leases (as discussed in Note 4).
The Trust is governed by the Trust Agreement between PropCo Purchaser and the Trustee. The Trust Agreement created a series of equity trust certificates designated as “Copper Property CTL Pass Through Certificates” (the “Trust Certificates”), 75 million of which were issued on the Effective Date. Each Trust Certificate represents a fractional undivided beneficial interest in the Trust and represents the interests of the holders of the Trust Certificates (“Certificateholders”) in the Trust. All Trust Certificates shall vote as a single class and shall be in all respects equally and ratably entitled to the benefits of the Trust Agreement without preference, priority or distinction on account of the actual time or times of authentication and delivery, all in accordance with the terms and provisions of the Trust Agreement.
The Trust has retained Hilco JCP LLC, an affiliate of Hilco Real Estate LLC as its independent third-party manager to perform asset management duties with respect to the Properties (together with any of its affiliates, replacement or successor, the “Manager”). The Trust incurred $1,500 of asset management fees which are included in "Operating expenses" on the accompanying consolidated statement of operations of which $750 was included in "Accounts payable and accrued expenses" on the accompanying consolidated balance sheets as of March 31, 2021.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the Financial Statements included in our amended Registration Statement on Form 10 filed on March 18, 2021, as certain footnote disclosures which would substantially duplicate those contained in the Registration Statement have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary, all of which were of normal recurring nature, for a fair statement have been included in this Quarterly Report.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates, judgments and assumptions were required in a number of areas, including, but not limited to, determining the useful lives of real estate properties, determination of discount rates in ground leases, reasonably certain lease terms for ground and master leases, and evaluating the impairment of long-lived assets. Actual results could differ from these estimates.
All certificate amounts and dollar amounts in this Quarterly Report on Form 10-Q, including the consolidated financial statements and notes thereto, are stated in thousands with the exception of per certificate amounts.
The accompanying consolidated financial statements include the accounts of the Trust, as well as all wholly owned subsidiaries of the Trust. All intercompany balances and transactions have been eliminated in consolidation. Wholly owned subsidiaries consist of limited liability companies and limited partnerships. The Trust has evaluated the fee arrangements with the Trustee and Manager to determine if they represent a variable interest, and concluded that the fee arrangements are commensurate with market and therefore the Trustee and Manager are not variable interest entities.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per certificate amounts)

The accompanying consolidated financial statements include the period from the Effective Date to March 31, 2021 (the "Reporting Period"), and do not include a comparative consolidated statement of financial position as of December 31, 2020 as the Trust had no assets, liabilities or equity until the Effective Date.

Fresh Start Accounting and Investment Properties

The Trust determined the fresh start accounting fair value of the investment properties based upon the fair value of the individual assets and liabilities assumed as of the Effective Date, which generally included (i) land and land improvements, (ii) building and other improvements, (iii) in-place lease intangibles, (iv) above and below market lease intangibles and (v) leasehold right-of-use assets and related operating lease liabilities.
In estimating the fair value of tangible assets, including land and improvements, building and other improvements for fresh start accounting, the Trust considered available comparable market and industry information in estimating the Effective Date fair value. The Trust allocated a portion of the fair value to the estimated in-place lease intangibles based on estimated lease execution costs for similar leases as well as lost rental payments during an assumed lease-up period. The Trust also evaluated each lease as compared to current market rates. If a lease was determined to be above or below market, the Trust allocated a portion of the fair value to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods were included within the lease term in the calculation of above and below market lease values if, based upon factors known at the Effective Date, market participants would consider it reasonably certain that the lessee would exercise such options. Fair value estimates used in fresh start accounting, including the capitalization rates and discount rate used, required the Trust to consider various factors, including, but not limited to, market knowledge, demographics, age and physical condition of the property, geographic location, size and location of tenant spaces within the investment properties, and tenant profile.
The portion of the fair value allocated to in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.
With respect to leases in which the Trust is the lessor, the portion of fair value allocated to above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to lease income.
With respect to ground leases (in which the Trust is the lessee), a lease liability is measured at the present value of the remaining lease payments and the right-of-use lease (ROU) asset is initially measured as the same amount as the lease liability and adjusted for any above or below market ground lease intangibles.
On the Effective Date, the Trust assumed a liability of $8,651 related to transaction costs. Such costs were required to be incurred in order for the emergence from bankruptcy to take place, and are therefore considered pre-emergence costs (costs incurred prior to the change in-control). This assumed liability decreased the net assets of the Trust by $8,651 as of the Effective Date.

Ordinary repairs and maintenance will be expensed as incurred. Expenditures for significant improvements will be capitalized.
Depreciation expense is computed using the straight-line method. Building and other improvements are depreciated based upon estimated useful lives which range from 27 to 43 years for building and other improvements and 6 to 10 years for land improvements. Tenant improvements not considered a component of the building are amortized on a straight-line basis over the lesser of the estimated remaining useful life of the asset or the term of the lease.

Impairment of Investment Properties
The Trust’s investment properties are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per certificate amounts)

each reporting period, the Trust separately determines whether impairment indicators exist for each property. Examples of situations considered to be impairment indicators include, but are not limited to:
•a substantial decline in occupancy rate or cash flow;
•expected significant declines in occupancy in the near future;
•continued difficulty in leasing space;
•a significant change in the credit quality of tenant;
•a reduction in anticipated holding period;
•a significant decrease in market price not in line with general market trends; and
•any other quantitative or qualitative events or factors deemed significant by the Trust’s management.
If the presence of one or more impairment indicators as described above is identified at the end of a reporting period or at any point throughout the year with respect to a property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered impaired when the estimated future undiscounted cash flows are less than its current carrying value. When performing a test for recoverability or estimating the fair value of an impaired investment property, the Trust makes certain complex or subjective assumptions that include, but are not limited to:
•projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, competitive positioning and property location;
•estimated holding period or various potential holding periods when considering probability-weighted scenarios;
•projected capital expenditures and lease origination costs;
•estimated interest and internal costs expected to be capitalized;
•projected cash flows from the eventual disposition of an operating property;
•comparable selling prices; and
•property-specific capitalization rates and discount rates.
To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value.
For the Reporting Period, no impairment charges were recorded.
Investment Properties Held for Sale
In determining whether to classify an investment property as held for sale, the Trust considers whether (i) management has committed to a plan to sell the investment property, (ii) the investment property is available for immediate sale in its present condition, subject only to terms that are usual and customary, (iii) the Trust has a legally enforceable contract that has been executed and the buyer's due diligence period, if any, has expired, and (iv) actions required for the Trust to complete the plan indicate that it is unlikely that any significant changes will be made.
If all of the above criteria are met, the Trust classifies the investment property as held for sale. When these criteria are met, the Trust suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of in-place lease intangibles and any above or below market lease intangibles and the Trust records the investment property held for sale at the lower of cost or net realizable value. The assets and liabilities associated with those investment properties that are classified as held for sale are presented separately on the consolidated balance sheets for the most recent reporting period. No properties qualified for held for sale accounting treatment as of March 31, 2021.
Cash and Cash Equivalents
The Trust maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Trust periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is remote.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per certificate amounts)

Lease Income and Accounts Receivable
The Trust accounts for leases under the provisions of ASC 842. The Trust commenced recognition of lease income on its Master Leases (as discussed in Note 4) as of the Effective Date. In most cases, revenue recognition under a lease begins when the lessee takes possession or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. Lease income, for leases that have fixed and measurable rent escalations, is recognized on a straight-line basis over the term of each lease. The difference between such lease income earned and the cash rent due under the provisions of a lease is recorded as straight-line rent receivable and is included as a component of “Accounts receivable” in the accompanying consolidated balance sheets.
At lease commencement, the Trust expected that collectibility was probable for the Master Leases due to the creditworthiness analysis performed. Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. The Trust will remove the cash basis designation and resume recording lease income from such tenants on an accrual basis when the Trust believes that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history. As of March 31, 2021, none of the Trust’s tenants are being accounted for on the cash basis of accounting.
The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statement of operations. During the Reporting Period, there was no uncollectible lease income.
Right-of-use Lease Assets and Lease Liabilities
The Trust was assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. Rental expense associated with land that the Trust leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease. In accordance with the Master Leases, rental expense associated within land is paid directly by New JCP and is included in “Lease income” in the accompanying consolidated statement of operations (see Note 4).
On the Effective Date, the Trust recognized ROU lease assets and lease liabilities for long-term ground leases. The lease liability is calculated by discounting future lease payments by the Trust’s incremental borrowing rate, which is determined through consideration of (i) the Trust’s entity-specific risk premium, (ii) observable market interest rates and (iii) lease term. The ROU asset is initially measured as the same amount as the lease liability and presented net of the Trust’s existing straight-line ground rent liabilities and ground lease intangible liability. The lease liability is amortized based on changes in the value of discounted future lease payments and the ROU asset is amortized by the difference in the straight-line lease expense for the period and the change in value of the lease liability.
The Trust does not include option terms in its future lease payments where they are not reasonably certain to be exercised. The Trust also does not recognize ROU assets for leases with a term of 12 months or less and has elected not to separate lease and non-lease components for operating leases.
Income Taxes
The Trust is intended to qualify as a liquidating trust within the meaning of United States Treasury Regulation Section 301.7701-4(d) or, in the event it is not so treated, a partnership other than a partnership taxable as a corporation under Section 7704 of the Internal Revenue Code of 1986, as amended.
The Trust records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. All tax returns since January 30, 2021 remain subject to examination by federal and various state tax jurisdictions.
Segment Reporting

The Trust’s chief operating decision makers, which are comprised of its Principal Executive Officer and Principal Financial Officer, assess and measure the operating results of the Trust’s portfolio of properties based on net

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per certificate amounts)

operating income and do not differentiate properties by geography, market, size or type. Each of the Trust’s investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, operating results are individually reviewed and discrete financial information is available. However, the Trust’s properties are aggregated into one reportable segment because (i) the properties have similar economic characteristics, (ii) the Trust provides similar services to its tenants and (iii) the Trust’s chief operating decision makers evaluate the collective performance of its properties.

(3) INVESTMENT PROPERTIES
As of the Effective Date, the Trust obtained control of a real estate portfolio that consists of 160 Retail Properties and six Warehouses located across 37 U.S. states and Puerto Rico. The January 30, 2021 balance sheet reflects the allocation of fair value to the assets and liabilities that existed on the Effective Date and emergence from bankruptcy and is all non-cash.
The following table summarizes the allocated fair value by property type as of the Effective Date1:

Property Type	Ownership	Square Footage	Fair Value
Retail	Fee Simple	18,326	$1,234,100
	Ground Leasehold	3,386	$203,208
Warehouse	Fee Simple	10,109	$497,900
		31,821	$1,935,208
As of the Effective Date, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 19.9 years.

The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of March 31, 2021:

	Period from April 1 to December 31, 2021	2022	2023	2024	2025	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$6,335	$8,447	$8,447	$8,447	$8,447	$126,699	$166,822
In-place lease intangibles (a)	$5,499	$7,332	$7,332	$7,332	$7,332	$109,986	$144,813
Lease intangible assets, net (b)	$11,834	$15,779	$15,779	$15,779	$15,779	$236,685	$311,635

Below market lease intangibles (a)	$6,332	$8,443	$8,443	$8,443	$8,443	$126,648	$166,752
Lease intangible liabilities, net (b)	$6,332	$8,443	$8,443	$8,443	$8,443	$126,648	$166,752
(a) Represents the portion of the leases in which the Trust is the lessor. The amortization of above and below market lease intangibles is recorded as an adjustment to lease income and the amortization of in-place lease intangibles is recorded to depreciation and amortization expense.
(b) Lease intangible assets, net and lease intangible liabilities, net are presented net of $2,630 and $1,407 of accumulated amortization, respectively, as of March 31, 2021.
1 The Trust continues to review the detailed valuation analysis to derive the fair value of assets and liabilities as a result of fresh start accounting. Therefore, the current allocation is based on provisional estimates and subject to continuing management analysis.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per certificate amounts)

Amortization expense pertaining to in-place lease intangibles was $1,222 for the Reporting Period.

Amortization pertaining to above market lease intangibles of $1,408 for the Reporting Period was recorded as a reduction to lease income. Amortization pertaining to below market lease intangibles of $1,407 for the Reporting Period was recorded as an increase to lease income.

(4) LEASES
Leases as Lessor
The 160 Retail Properties are leased pursuant to a single retail master lease (as amended, modified or supplemented from time to time, the “Retail Master Lease”) and the six Warehouses are leased pursuant to a single distribution center master lease (as amended, modified or supplemented from time to time, the “DC Master Lease”; together with the Retail Master Lease, the “Master Leases” and individually, each a “Master Lease”). On the Effective Date, New JCP assigned all of its right, title and interest as lessor under the Master Leases to the applicable PropCo. Each of the Master Leases has an initial term of 20 years that commenced on December 7, 2020 and is classified as an operating lease. The Trust receives monthly base rent pursuant to the Master Leases, which is 50% abated during the first lease year for each of the Retail Properties. At the beginning of the third lease year, base rent under the DC Master Lease increases by 2% per year and the increase is included in fixed lease payments and the future undiscounted lease payments schedule. At the beginning of the third lease year, base rent under the Retail Master Lease increases based on changes in the consumer price index (subject to a maximum 2% increase per year) and the increase is not included in fixed lease payments or the future undiscounted lease payments schedule.
The Master Leases require direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), and common area maintenance costs by New JCP and allow for lessor reimbursement if amounts are not directly paid. Expenses paid directly by New JCP are not included in the accompanying consolidated statement of operations, except for ground lease payments made by New JCP, since recording cash payments made by New JCP is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. For the Reporting Period, ground lease payments made by New JCP of $681 were included in “Lease income” in the accompanying consolidated statement of operations and ground lease rent expense of $1,134 was included in “Operating expenses” in the accompanying consolidated statement of operations.

In certain municipalities, the Trust may be required to remit sales taxes to governmental authorities based upon the rental income received from Properties in those regions. These taxes are required to be reimbursed by the tenant to the Trust in accordance with the terms of the applicable Master Lease.
From time to time the Trust may have leasing activity with replacement tenants other than New JCP.
Lease income related to the Trust’s operating leases is comprised of the following for the Reporting Period:

Lease income related to fixed lease payments
Base rent (a)	$15,999
Straight-line rental income, net (b)	$10,774
Lease income related to variable lease payments
Ground lease reimbursement income (c)	$681
Other
Amortization of above and below market lease intangibles (d)	$(1)
Lease income	$27,453
(a)Base rent consists of fixed lease payments, subject to a 50% rent abatement during the first lease year for each of the Retail Properties.
(b)Represents lease income related to the excess of straight-line rental income over fixed lease payments.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per certificate amounts)

(c)Ground lease reimbursement income consists of variable lease payments due from the tenant for land leased under non-cancellable operating leases.
(d)Represents above and below market lease amortization recognized over straight line over the lease term.

As of March 31, 2021, undiscounted lease payments to be received under operating leases for the next five years and thereafter are as follows:

Lease Payments
Period from April 1 to December 31, 2021	$71,995
2022	156,607
2023	157,315
2024	158,037
2025	158,773
Thereafter	2,480,687
Total	$3,183,414
The weighted average remaining lease terms range was approximately 19.8 years as of March 31, 2021.
Leases as Lessee
The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.
On the Effective Date, the Trust recorded lease liabilities and ROU assets of $38,075 for long-term ground leases, calculated by discounting future lease payments by the Trust’s incremental borrowing rate as of January 30, 2021. The incremental borrowing rate was determined through consideration of (i) the Trust’s entity-specific risk premium, (ii) observable market interest rates and (iii) lease term. The weighted average incremental borrowing rate used to discount the future payments was 11.0% and the Trust’s operating leases had a weighted average remaining lease term of 46.5 years as of January 30, 2021. The Trust’s ground lease intangible assets of $87,925 and ground lease intangible liability of $15,309 are presented net of the ROU assets.
During the Reporting Period, ground lease rent expense was $1,134, which is included within “Operating expenses” in the accompanying consolidated statement of operations. Ground rent lease expense includes amortization pertaining to above market ground lease intangibles of $(42) for the Reporting Period and amortization pertaining to below market ground lease intangibles of $304. There were no cash payments for ground rent lease expense for the Reporting Period since these amounts are paid directly to the ground lessor by New JCP. These payments are included in "Lease income" in the accompanying consolidated statement of operations.
As of March 31, 2021, undiscounted future rental obligations to be paid under the long-term ground leases by New JCP under the terms of the Master lease on behalf of the Trust, including fixed rental increases, for the next five years and thereafter are as follows:

Lease Obligations
Period from April 1 to December 31, 2021	$3,070
2022	4,083
2023	4,130
2024	4,192
2025	4,184
Thereafter	232,213
Less imputed interest	(213,779)
Lease liabilities as of March 31, 2021	$38,093
The Trust’s long-term ground leases had a weighted average remaining lease term of 46.3 years and a weighted average discount rate of 11.0% as of March 31, 2021.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per certificate amounts)

(5) COMMITMENTS AND CONTINGENCIES
Master Leases
Landlord Option Properties: The Retail Master Lease provides the Trust an option on 23 of the Retail Properties, allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice but such option is (for the Trust, but not for future landlords) limited to eight Retail Properties in any lease year. The DC Master Lease provides the Trust an option on all six of the distribution centers, allowing current or future landlords to terminate the DC Master Lease upon 24 months’ prior written notice if the tenant has ceased operations within the premises.
Tenant Option Properties: The Retail Master Lease provides New JCP an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties upon replacement of such sub-performing property with a qualified replacement property in accordance with the terms and conditions of the Retail Master Lease but such option is limited to no more than five Properties in any lease year.
Substitution Options and Go Dark Rights: The Retail Master Lease provides New JCP an option to terminate the Retail Master Lease with respect to selected sub-performing properties upon replacement of such sub-performing properties with a qualified replacement property in accordance with the terms and conditions of the Retail Master Lease. Notwithstanding the foregoing, New JCP shall only be entitled to exercise a substitution option (i) between the third and 15th anniversary of the commencement date of the Retail Master Lease and (ii) if the aggregate allocated base rent amounts for all Go Dark/Substitution Properties (as defined in the Retail Master Lease) during the applicable period (as described in the Retail Master Lease) is less than or equal to 15% of the aggregate first year’s base rent. The Retail Master Lease also provides New JCP with the limited right to “go dark” (i.e., cease operations) at one or more Retail Properties in certain limited circumstances as set forth in the Retail Master Lease; provided that such right does not relieve New JCP of its obligation to make any rent payments that are due and owing.
Tenant Purchase Rights: The Master Leases contain preferential offer rights in favor of the Tenant with respect to 70 of the Retail Properties, and each of the Warehouses, which enable the Tenant, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases.

Lockout Periods: The Trust has agreed not to deliver notice to New JCP formally commencing the sales process at those Properties subject to the “Tenant Purchase Rights” described above prior to the dates specified in the applicable Master Lease for such Properties, the latest of which is in the second quarter of 2021. 70 of the Retail Properties, and each of the Warehouses, are subject to a lockout period.
Environmental Matters
Federal law (and the laws of some states in which we own or may acquire properties) imposes liability on a landowner for the presence on the premises of hazardous substances or wastes (as defined by present and future federal and state laws and regulations). This liability is without regard to fault or knowledge of the presence of such substances and may be imposed jointly and severally upon all succeeding landowners. If such hazardous substance is discovered on a property owned by us, we could incur liability for the removal of the substances and the cleanup of the property.
There can be no assurance that we would have effective remedies against prior owners of the property. In addition, we may be liable to tenants and may find it difficult or impossible to sell the property either prior to or following such a cleanup. There are no environmental matters that are expected to have a material effect on the Trust’s consolidated financial statements.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per certificate amounts)

Risk of Uninsured Property Losses
The Trust maintains property damage, fire loss, environmental, and liability insurance. However, there are certain types of losses (generally of a catastrophic nature) which may be either uninsurable or not economically insurable. Such excluded risks may include war, earthquakes, tornados, certain environmental hazards, and floods. Should such events occur, (i) we might suffer a loss of capital invested, (ii) tenants may suffer losses and may be unable to pay rent for the spaces and (iii) we may suffer a loss of profits which might be anticipated from one or more properties.
Significant Risks and Uncertainties
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a global pandemic. COVID-19 has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets. The global impact of the COVID-19 outbreak has been rapidly evolving and many U.S. states and cities, including where the Trust owns properties, have in place or had previously imposed measures intended to control its spread, such as instituting “shelter-in-place” rules and restrictions on the types of businesses that may continue to operate. While the Trust did not incur significant disruptions to its lease income and occupancy during the Reporting Period as a result of the COVID-19 pandemic, the Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. Due to numerous uncertainties, it is not possible to accurately predict the impact the pandemic will have on the Trust’s financial condition, results of operations and cash flows.
Concentration of Credit Risk

As of March 31, 2021, all of the Properties were leased to New JCP, and all of Trust’s lease income was derived from the Master Leases (see Note 4). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of New JCP and New JCP provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the tenancy of its portfolio, an event that has a material adverse effect on New JCP’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Trust's real estate portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of March 31, 2021, the Trust's properties are located across 37 U.S. states and Puerto Rico.

Litigation
From time to time, the Trust may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. There are no current matters that are expected to have a material effect on the Trust’s consolidated financial statements.
(6) SUBSEQUENT EVENTS

Subsequent to March 31, 2021, we paid a monthly distributions to Certificateholders of $6,900 or $0.09 per certificate in April 2021 and $6,915 or $0.09 per certificate in May 2021.

On May 12, 2021, the Trust filed a preliminary proxy statement with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “intends,” “plans,” “estimates” or “anticipates” and variations of such words or similar expressions or the negative of such words. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;
•economic and other developments in markets where we have a high concentration of properties;
•our business strategy;
•our projected operating results;
•rental rates and/or vacancy rates;
•material deterioration in operating performance or credit of New JCP
•frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenants;
•bankruptcy, insolvency or general downturn in the business of New JCP;
•adverse impact of e-commerce developments and shifting consumer retail behavior on our tenants;
•interest rates or operating costs;
•the discontinuation of LIBOR;
•real estate and zoning laws and changes in real property tax rates;
•real estate valuations;
•our ability to generate sufficient cash flows to make distributions to our Certificateholders;
•our ability to obtain necessary outside financing;
•the availability, terms and deployment of capital;
•general volatility of the capital and credit markets and the market price of our certificates;
•risks generally associated with real estate dispositions, including our ability to identify and pursue disposition opportunities;
•composition of members of our senior management team;
•our ability to attract and retain qualified personnel;
•governmental regulations, tax laws and rates and similar matters;
•our compliance with laws, rules and regulations;
•environmental uncertainties and exposure to natural disasters;
•pandemics or other public health crises, such as the coronavirus (COVID-19) outbreak, and the related impact on (i) our ability to manage our properties, finance our operations and perform necessary administrative and reporting functions and (ii) our tenant’s ability to operate their businesses, generate sales and meet their financial obligations, including the obligation to pay rent and other charges as specified in their leases;
•insurance coverage; and
•the likelihood or actual occurrence of terrorist attacks in the U.S.
For a further discussion of these and other factors that could impact our future results, performance or transactions, see “Item 1A. Risk Factors” in our registration statement on Form 10 that was filed by the Trust in order to voluntarily register the Trust Certificates under Section 12(g) of the Securities Exchange Act of 1934, as amended. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. COVID-19 has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets. The global impact of the COVID-19 outbreak has been rapidly evolving and many U.S. states and cities, including where we own properties, have imposed measures intended to control its spread, such as instituting “shelter-in-place” rules and restrictions on the types of businesses that may continue to operate and/or the types of construction projects that may continue. While we did not incur any disruptions to our lease income and occupancy during the Reporting Period as a result of the COVID-19 pandemic, we continue to closely monitor the impact of the pandemic on all aspects of our business. Due to numerous uncertainties, it is not possible to accurately predict the impact the pandemic will have on our financial condition, results of operations and cash flows.

Executive Summary
Copper Property CTL Pass Through Trust exists for the sole purpose of collecting, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of March 31, 2021, we owned 160 retail operating properties across 37 U.S. states and Puerto Rico representing 21,712 square feet of leasable space and six distribution centers in the United States representing 10,109 square feet of leasable space.

The following tables summarizes our portfolio as of March 31, 2021:

Warehouses

Locations	Square Feet (Buildings)	Owned Acreage	Lease income from January 30, 2021 to March 31, 2021		Lease income as % of total
Reno,NV	1,839	141.4	$1,736		24.7%
Forest Park (Atlanta), GA	2,234	103.6	$1,554		22.1%
Columbus, OH	2,000	120.0	$1,292		18.4%
Lenexa, KS	2,308	150.9	$1,251		17.8%
Haslet, TX	1,133	67.3	$845		12.0%
Statesville, NC	595	31.9	$355		5.0%

Total Warehouses	10,109	615.1	$7,033	(a)	100%

(a)Lease income consists of base rent of $5,897 and straight-line rental income of $1,136.

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income from January 30, 2021 to March 31, 2021		Lease income as % of total
CA	22	6	28	4,434	$3,865		18.9%
TX	26	4	30	3,270	$4,052		19.8%
FL	8	1	9	1,292	$1,797		8.8%
WA	3	1	4	666	$751		3.7%
IL	5	0	5	845	$759		3.7%
NV	2	1	3	438	$714		3.5%
AZ	5	0	5	651	$602		2.9%
MI	6	0	6	863	$639		3.1%
NJ	5	0	5	883	$301		1.5%
OH	5	0	5	645	$632		3.1%
VA	5	0	5	737	$484		2.4%
PA	4	0	4	555	$484		2.4%
NY	2	2	4	674	$358		1.8%
MD	4	0	4	559	$328		1.6%
NM	2	0	2	266	$351		1.7%
Other	33	8	41	4,934	$4,303		21.1%

Total Retail	137	23	160	21,712	$20,420	(b)	100%

(b) Lease income consists of base rent of $10,102, straight-line rental income of $9,638, ground lease reimbursement income of $681, and amortization of above and below market lease amortization of $(1).

Company Highlights — From January 30, 2021 to March 31, 2021
Acquisitions
The following table summarizes the allocated fair value by property type as of the Effective Date:

Property Type	Ownership	Square Footage (Buildings)	Fair Value
Retail	Fee Simple	18,326	$1,234,100
	Ground Leasehold	3,386	$203,208
Warehouse	Fee Simple	10,109	$497,900
		31,821	$1,935,208
Dispositions
During the Reporting Period, we had no disposition activity.
Leasing Activity
During the Reporting Period, there was no leasing activity in our retail or distribution center operating portfolio.
Capital Markets

During the Reporting Period, there was no capital markets activity.
Distributions
During the Reporting Period, we paid one monthly distribution of $1,566 or $0.02 per certificate.

Results of Operations
Net income attributable to Certificateholders was $16,482 for the Reporting Period. This amount was primarily due to the following:
Revenues. The Trust’s earnings primarily consisted of rental payments by New JCP under the Master Leases. During the Reporting Period, total lease income was $27,453 which was comprised of $15,999 of base rent, $10,774 of straight-line rental income, $(1) of amortization of above and below market lease intangibles, and $681 of ground lease reimbursement income from Retail Properties.
Expenses. The Trust’s expenses consisted of operating expenses, depreciation and amortization, and general and administrative expenses. During the Reporting Period, expenses were $10,607, which is comprised of $2,651 of operating expenses, $6,764 of depreciation and amortization and $1,192 of general and administrative expenses.
Other expense. The Trust’s other expense consisted solely of formation expenses of $364.
Net operating income (NOI)

We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of above and below market lease intangibles, (iii) non-cash ground lease reimbursement income , and all operating expenses other than non-cash ground rent expense, which is comprised of amortization of right-of-use lease assets and amortization of lease liabilities, depreciation and amortization, and formation expenses. We believe that NOI, which is a supplemental non-GAAP financial measures, provides an additional and useful operating perspective not immediately apparent from “Net income” in accordance with accounting principles generally accepted in the United States (GAAP). Comparison of our presentation of NOI to similarly titled measures for other entities may not necessarily be meaningful due to possible differences in definition and application by such entities. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income as computed in accordance with GAAP to NOI for the Reporting Period is as follows:

Net income	$16,482
Adjustments to reconcile to NOI:
Depreciation and amortization	6,764
Straight-line rental income, net	(10,774)
Amortization of above and below market lease intangibles, net	1
Formation expenses	364
Non-cash ground rent expense, net	1,134
Non-cash ground lease reimbursement income	(681)
NOI	13,290
NOI was $13,290 which is primarily comprised of base rent payments from New JCP under the Master Leases of $15,999 less operating expenses of $2,651 (excluding non-cash ground rent expense of $1,134) and general and administrative expenses of $1,192

Funds from Operations
The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a financial measure known as funds from operations (FFO). As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains from sales of real estate assets, (iii) gains and losses from change in control and (iv) impairment write-downs of real estate assets and investments in entities directly attributable to decreases in the value of real estate held by the entity. We have adopted the NAREIT definition in our computation of FFO attributable to Certificateholders. Management believes that, subject to the following limitations, FFO attributable to Certificateholders provides a basis for comparing our performance and operations to REITs.
We define Operating FFO attributable to Certificateholders as FFO attributable to Certificateholders excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating transactions and other events include, but are not limited to, the impact on earnings, which are not otherwise adjusted in our calculation of FFO attributable to Certificateholders.
We believe that FFO and Operating FFO, which are supplemental non-GAAP financial measures, provide an additional and useful means to assess our operating performance compared to REITs. FFO and Operating FFO do not represent alternatives to (i) “Net Income” or “Net income attributable to Certificateholders” as indicators of our financial performance, or (ii) “Cash flows from operating activities” in accordance with GAAP as measures of our capacity to fund cash needs, including the payment of dividends. Comparison of our presentation of Operating FFO to similarly titled measures for REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs.

The following table presents a reconciliation of net income to FFO and Operating FFO from January 30, 2021 to March 31, 2021:

Net income	$16,482
Depreciation and amortization of real estate	$5,542
FFO	$22,024

FFO per certificate outstanding – basic and diluted	$0.29

FFO	$22,024
Formation expenses	$364
Operating FFO	$22,388

Operating FFO per certificate outstanding – basic and diluted	$0.30
FFO was $22,024 which is primarily comprised of lease income from New JCP under the Master Leases of $27,453 less operating expenses of $2,651, non-real estate amortization of lease intangible assets and liabilities of $1,222, general and administrative expenses of $1,192 and $364 of formation expenses.
Operating FFO was $22,388 which is primarily comprised of lease income from New JCP under the Master Leases of $27,453 less operating expenses of $2,651, non-real estate amortization of lease intangible assets and liabilities of $1,222, and general and administrative expenses of $1,192.

Liquidity and Capital Resources
We anticipate that cash flows from the below-listed sources will provide adequate capital for the next 12 months and beyond for all Certificateholder distributions.
Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Operating cash flow	▪	Distribution payments
▪	Cash and cash equivalents	▪	Operating expenses and general and administrative expenses
▪	Net proceeds from the sale of real estate
We had no indebtedness as of March 31, 2021.
Debt Maturities
We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of March 31, 2021.
Distributions
The Trust will distribute on a monthly basis the proceeds from lease payments under the Master Leases (until such time as all of the Properties have been sold) and all sales proceeds from the disposition of Properties, in each case pro rata, to Certificateholders as of the record date immediately preceding the applicable distribution date. Such distributions shall be net of (i) tax payments to be made by the Trust, (ii) fees and expenses of the Trust, the Trustee, the Manager and any other professional advisors, and (iii) funds to be set aside for the Trustee’s and Manager’s reserve accounts.

Capital Expenditures
We anticipate that obligations related to capital improvements will be insignificant as these are generally the responsibility of the Tenant under the Master Leases and should otherwise be met with cash flows from operations.
Dispositions
During the Reporting Period, we had no disposition activity.
Summary of Cash Flows
The following table highlights our cash flows during the Reporting Period:

Net cash provided by operating activities	$17,648
Net cash provided ( used) in financing activities	(10,217)
Increase (decrease) in cash, cash equivalents and restricted cash	7,431
Cash, cash equivalents and restricted cash, at beginning of period	25,563
Cash, cash equivalents and restricted cash, at end of period	$32,994
Cash Flows from Operating Activities
Net cash provided by operating activities during the Reporting Period was $17,648 which primarily included net income of $16,482 plus depreciation and amortization of $6,764, rent received in advance of $7,999 and the increase in accounts payable and accrued expenses of $1,094, less increases in straight-line rent accounts receivable of $10,774 and increases in other assets, net of $4,371.
During the Reporting Period, we distributed $1,566 to Certificateholders, which is $16,082 less than net cash provided by operating activities during the period.
Management believes that cash flows from operations and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.
Cash Flows from Financing Activities

Cash flows from financing activities consist of payments of assumed liability for transaction costs of $8,651 and distributions paid to Certificateholders of $1,566. Net cash used in financing activities during the Reporting Period was $(10,217).

Contractual Obligations
During the Reporting Period, there were no material changes outside the normal course of business to the contractual obligations identified in our amended Registration Statement on Form 10 filed on March 18, 2021.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and various other assumptions deemed reasonable under the circumstances. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our amended Registration Statement on Form 10 filed on March 18, 2021, including those relating to the acquisition of investment properties and impairment of long-lived assets. We have not made any material changes to these policies during the periods covered by this quarterly report.

See also Note 2 - Summary of Significant Accounting Policies in the accompanying consolidated financial statements.

Impact of Recently Issued Accounting Pronouncements
None

Subsequent Events
Subsequent to March 31, 2021, we paid a monthly distributions to Certificateholders of $6,900 or $0.09 per certificate in April 2021 and $6,915 or $0.09 per certificate in May 2021.
On May 12, 2021, the Trust filed a preliminary proxy statement with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to interest rate risk because we currently do not hold any long-term debt or derivatives. If we were to enter into long-term debt arrangements, our interest rate risk management objectives would be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.
As of March 31, 2021, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31,

2021. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. Neither the Trust nor any of its subsidiaries are currently a party as plaintiff or defendant to and none of our properties are the subject of any pending legal proceedings that we believe to be material or that individually or in the aggregate would be expected to have a material effect on our business, financial condition or results of operations if determined adversely to us. We are not aware of any similar proceedings that are contemplated by governmental authorities.

ITEM 1A. RISK FACTORS
For a discussion of the Trust’s risk factors, refer to “Item 1A. Risk Factors” included in the Trust’s amended Registration Statement on Form 10 filed on March 18, 2021. There have been no material changes in the Trust’s risk factors during the period from March 18, 2021 to March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1+
Amended Joint Chapter 11 Plan of Reorganization of J. C. Penney Company, Inc. and its Debtor Affiliates, Case No. 20-20182 (DRJ), dated December 12, 2020. (Incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 10 filed with the Commission on December 29, 2020 (File No. 000-56236)).

3.1*+
Amended and Restated Pass-Through Trust Agreement, dated as of January 30, 2021, between Copper BidCo LLC, as beneficiary, and GLAS Trust Company LLC, as trustee. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed with the Commission on February 5, 2021 (File No. 000-56236)).

4.1+
Form of Registration Rights and Resale Cooperation Agreement between the Trust and the Certificateholders named therein. (Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10 filed with the Commission on February 5, 2021 (File No. 000-56236)).

10.1*+
Retail Master Lease, dated as of December 7, 2020, by and among J. C. Penney Corporation, Inc., J.  C. Penney Properties, LLC and J. C. Penney Puerto Rico, Inc., as Landlord, and Penney Tenant I LLC, as Tenant. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10 filed with the Commission on December 29, 2020 (File No. 000-56236)).

10.2*+
Distribution Center Master Lease, dated as of December  7, 2020, by and between J. C. Penney Properties, LLC, as Landlord, and Penney Tenant II LLC, as Tenant. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form 10 filed with the Commission on December 29, 2020 (File No. 000-56236)).

10.4+
Management Agreement, dated as of January 30, 2021, by and between GLAS Trust Company LLC, as trustee, and Hilco Real Estate LLC. (Incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form 10 filed with the Commission on February 5, 2021 (File No. 000-56236)).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).

* Incorporated herein by reference as indicated
+ Certain schedules and similar attachments have been omitted. The Trust agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	May 12, 2021

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	May 12, 2021