Form 10-Q
period 2021-06-30
Copper Property CTL Pass Through Trust
filed 2021-08-13
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands except certificate amounts)

	As of June 30, 2021	As of January 30, 2021 (Effective Date - see Note 1)
Assets
Investment properties:
Land and improvements	$692,682	$716,504
Building and other improvements	984,129	999,983
	1,676,811	1,716,487
Less: accumulated depreciation	(13,652)	—
Net investment properties	1,663,159	1,716,487
Cash and cash equivalents	33,157	25,563
Accounts receivable	26,256	—
Lease intangible assets, net	301,532	314,264
Right-of-use lease assets	101,662	110,691
Assets associated with investment properties held for sale	53,744	—
Other assets, net	3,232	—
Total assets	$2,182,742	$2,167,005

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$1,286	$8,651
Lease intangible liabilities, net	157,683	168,159
Lease liabilities	37,506	38,075
Liabilities associated with investment properties held for sale	7,766	—
Other liabilities	8,013	—
Total liabilities	212,254	214,885

Commitments and contingencies (Note 5)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, 75,000,000 certificates issued and outstanding, as of June 30, 2021 and Effective Date	—	—
Additional paid-in capital	1,952,120	1,952,120
Retained earnings	18,368	—
Total equity	1,970,488	1,952,120
Total liabilities and equity	$2,182,742	$2,167,005

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Three Months Ended June 30, 2021	Period from January 30, 2021 to June 30, 2021
Revenues:
Lease income	$41,180	$68,633

Expenses:
Operating expenses	3,960	6,611
Depreciation and amortization	10,146	16,910
Provision for impairment of investment properties	750	750
General and administrative expenses	2,607	3,799
Total expenses	17,463	28,070

Other expenses:
Formation expenses	—	364
Net income	$23,717	$40,199

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.32	$0.54
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Three Months Ended	Trust Certificates	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of April 1, 2021	75,000,000	$1,952,120	$14,916	$1,967,036
Net income	—	—	23,717	23,717
Distributions paid to Certificateholders ($(0.27) per certificate)	—	—	(20,265)	(20,265)
Balance as of June 30, 2021	75,000,000	$1,952,120	$18,368	$1,970,488

Period from January 30, 2021 to June 30, 2021	Trust Certificates	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of January 30, 2021 (see Note 1)	75,000,000	$1,952,120	$—	$1,952,120
Net income	—	—	40,199	40,199
Distributions paid to Certificateholders ($(0.29) per certificate)	—	—	(21,831)	(21,831)
Balance as of June 30, 2021	75,000,000	$1,952,120	$18,368	$1,970,488

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statement of Cash Flows
Period from January 30, 2021 through June 30, 2021
(Unaudited)
(in thousands)

Cash flows from operating activities:
Net income	$40,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,910
Provision for impairment of investment properties	750
Amortization of above/below market leases, net	1
Changes in assets and liabilities:
Changes in accounts receivable	(26,937)
Changes in other assets	(3,310)
Changes in right-of-use lease assets	926
Changes in accounts payable and accrued expenses	1,336
Changes in lease liabilities	45
Changes in other liabilities	8,156
Net cash provided by operating activities	38,076

Cash flows from financing activities:
Payment of assumed liability for transaction costs	(8,651)
Distributions paid to Certificateholders	(21,831)
Net cash used in financing activities	(30,482)

Net increase (decrease) in cash and cash equivalents	7,594
Cash and cash equivalents, at beginning of period	25,563
Cash and cash equivalents, at end of period	$33,157

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(1) ORGANIZATION
On May 15, 2020, Old Copper Company, Inc. (f/k/a J. C. Penney Company, Inc.) (“Old Copper”) and certain of its subsidiaries (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).
On October 28, 2020, the Debtors entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Copper Retail JV LLC, an entity formed by and under the joint control of Simon Property Group, L.P. and Brookfield Asset Management Inc. (“OpCo Purchaser”), and Copper Bidco LLC (“PropCo Purchaser” and, together with OpCo Purchaser, the “Purchasers”), an entity formed on behalf of lenders under Old Copper’s (i) senior secured superpriority, priming debtor-in-possession credit facility (the “DIP Facility”), (ii) 5.875% senior secured notes due 2023 (the “First Lien Notes”) and (iii) Amended and Restated Credit and Guaranty Agreement, dated as of June 23, 2016 (the “Term Loan Facility” and together with the First Lien Notes, the “First Lien Debt”), pursuant to which the Purchasers agreed to acquire substantially all of the Debtors’ assets and assume certain of the Debtors’ obligations in connection with the purchased assets.
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
On January 30, 2021 (the “Effective Date”), the Plan of Reorganization became effective pursuant to its terms, at which point PropCo Purchaser (replacing Old Copper) and GLAS Trust Company LLC, continuing as trustee, entered into an Amended and Restated Trust Agreement (as amended, the “Trust Agreement”). In connection with the consummation of the transactions set forth in the Asset Purchase Agreement and in exchange for a $1 billion aggregate credit bid by PropCo Purchaser, comprising $900 million of claims under the DIP Facility and $100 million of claims, on a pro rata basis, under the First Lien Debt, and simultaneous release of obligations under the DIP Facility and First Lien Debt, Old Copper transferred (or caused its subsidiaries to transfer) its fee simple or ground leasehold title (as applicable) in certain properties to the PropCos (as defined below) and assigned (or caused such subsidiaries to assign) the Master Leases (as defined below) relating to the properties to the Trust. As a result, the Trust owns, through separate wholly-owned property holding companies (the “PropCo”), 160 Retail Properties and six Warehouses (each as defined below), all of which are leased to one or more subsidiaries of OpCo Purchaser (collectively with its subsidiaries, “New JCP”) under two Master Leases. In connection with the foregoing, certain of the Debtors' lenders received, their pro-rata portion of the equity interest in the Trust, as evidenced by the Trust Certificates (as defined below). The aggregate credit bid was not an indicator of the fair value of the assets and liabilities of the Trust as of the Effective Date, and it does not represent the full extent of debt that was owed to the creditor group.
The Trust accounted for the reorganization using fresh start accounting under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification ("ASC") Topic 852, which resulted in the Trust becoming a new entity for financial reporting purposes on the Effective Date. Accordingly, all assets and liabilities are recorded at fair value in accordance with accounting requirements for business combinations under ASC 805-20.

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
(Unaudited)
(in thousands, except certificate and per certificate amounts)

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
The Trust is governed by the Trust Agreement between PropCo Purchaser and the Trustee. The Trust Agreement created a series of equity trust certificates designated as “Copper Property CTL Pass Through Certificates” (the “Trust Certificates”), 75 million of which were issued on the Effective Date. Each Trust Certificate represents a fractional undivided beneficial interest in the Trust and represents the interests of the holders of the Trust Certificates (“Certificateholders”) in the Trust. All Trust Certificateholders shall vote as a single class and shall be in all respects equally and ratably entitled to the benefits of the Trust Agreement without preference, priority or distinction on account of the actual time or times of authentication and delivery, all in accordance with the terms and provisions of the Trust Agreement.
The Trust has retained Hilco JCP LLC, an affiliate of Hilco Real Estate LLC as its independent third-party manager to perform asset management duties with respect to the Properties (together with any of its affiliates, replacement or successor, the “Manager”). The Trust pays the Manager a base management fee (the “Base Fee”) and a fee for each property sold (the “Asset Management Fee”). The Base Fee is an amount equal to the greater of 5.75% of the lease payments of the Properties per month and $333 per month. The Asset Management Fees consist of a closing fee of $50 for each Warehouse sold and a success fee for both Retail Properties and Warehouses sold which varies based on the sales proceeds and date sold.

The Trust incurred Base Fees of $2,251 in the three months ended June 30, 2021 and $3,752 from the Effective Date to June 30, 2021, which are included in “Operating expenses” on the accompanying consolidated statements of operations of which $750 was included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets as of June 30, 2021. The Trust did not incur Asset Management Fees for the three months ended June 30, 2021 and from the Effective Date to June 30, 2021.

Proxy Statement

On May 12, 2021, the Trust filed a preliminary proxy statement with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, to solicit consent from Certificateholders to amend the Trust Agreement and Management Agreement. The consent solicitation sought approval from the Certificateholders to modify, amongst other things (i) the definition of “Targeted Disposal Period” to extend the sales period for the retail properties to July 31, 2025 and (ii) the requirement that the Manager obtain a broker’s opinion of value for each property on a quarterly basis so long as the manager does not forgo obtaining a broker’s opinion of value for any property for two consecutive quarters. On June 11, 2021, following the expiration of the consent solicitation and upon receipt of the requisite approval from the Certificateholders, the Trust amended the Trust Agreement and the Management Agreement to effectuate the proposed amendments.

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
(Unaudited)
(in thousands, except certificate and per certificate amounts)

disclosures which would substantially duplicate those contained in the Registration Statement have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary, all of which were of normal recurring nature, for a fair statement have been included in this Quarterly Report.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates, judgments and assumptions were required in a number of areas, including, but not limited to, determining the useful lives of real estate properties, determination of discount rates in ground leases, reasonably certain lease terms for ground and master leases, and evaluating the impairment of long-lived assets. Actual results could differ from these estimates.All certificate amounts and dollar amounts in this Quarterly Report on Form 10-Q, including the consolidated financial statements and notes thereto, are stated in thousands with the exception of certificate and per certificate amounts.
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
The accompanying consolidated financial statements include the period from the Effective Date to June 30, 2021 (the “Reporting Period”), and do not include a comparative consolidated statement of financial position as of December 31, 2020 as the Trust had no assets, liabilities or equity until the Effective Date.

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
In estimating the fair value of tangible assets, including land and improvements, building and other improvements for fresh start accounting, as of the Effective Date, the Trust considered available comparable market and industry information. The Trust allocated a portion of the fair value to the estimated in-place lease intangibles based on estimated lease execution costs for similar leases as well as lost rental payments during an assumed lease-up period. The Trust also evaluated each lease as compared to current market rates. If a lease was determined to be above or below market, the Trust allocated a portion of the fair value to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods were included within the lease term in the calculation of above and below market lease values if, based upon factors known at the Effective Date, market participants would consider it reasonably certain that the lessee would exercise such options. Fair value estimates used in fresh start accounting, including the capitalization rates and discount rate used, required the Trust to consider various factors, including, but not limited to, market knowledge, demographics, age and physical condition of the property, geographic location, size and location of tenant spaces within the investment properties, and tenant profile.
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
(Unaudited)
(in thousands, except certificate and per certificate amounts)

With respect to ground leases (in which the Trust is the lessee), a lease liability is measured at the present value of the remaining lease payments and the right-of-use lease (ROU) asset is initially measured as the same amount as the lease liability and adjusted for any above or below market ground lease intangibles.
On the Effective Date, the Trust assumed a liability of $8,651 related to transaction costs. Such costs were required to be incurred in order for the emergence from bankruptcy to take place, and are therefore considered pre-emergence costs (costs incurred prior to the change in control). This assumed liability decreased the net assets of the Trust by $8,651 as of the Effective Date.

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

Impairment of Investment Properties
The Trust’s investment properties are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Trust separately determines whether impairment indicators exist for each property. Examples of situations considered to be impairment indicators include, but are not limited to:
•a substantial decline in occupancy rate or cash flow;
•expected significant declines in occupancy in the near future;
•continued difficulty in leasing space;
•a significant change in the credit quality of tenant;
•a reduction in anticipated holding period;
•a significant decrease in market price; and
•any other quantitative or qualitative events or factors deemed significant by the Trust’s management.
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
•projected cash flows from the anticipated or eventual disposition of an operating property;
•comparable selling prices; and
•property-specific capitalization rates and discount rates.
To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

For the Reporting Period, the Trust recognized a provision for impairment of investment properties of $750 related to a Retail Property located in San Diego, California that was classified as held for sale as of June 30, 2021. The Trust estimated a fair value of approximately $14,552, net of estimated sales and closing costs, based upon signed sales agreements from third parties.
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
If all of the above criteria are met, the Trust classifies the investment property as held for sale. When these criteria are met, the Trust (i) suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of in-place lease intangibles and any above or below market lease intangibles and (ii) records the investment property held for sale at the lower of cost or net realizable value. The assets and liabilities associated with investment properties that are classified as held for sale are presented separately on the consolidated balance sheets for the most recent reporting period.
Four properties were classified as held for sale as of June 30, 2021, comprising of Retail Properties located in San Diego, California, Lone Tree, Colorado, Frisco, Texas, and Carson, California.

The following Retail Properties were classified as held for sale as of June 30, 2021:

Date of Sale		Location	Gross Sales Price	Carrying value at June 30, 2021
July 9, 2021		San Diego, CA	$14,750	$14,471	(a)
July 29, 2021		Lone Tree, CO	7,000	6,251
July 29, 2021		Frisco, TX	10,500	9,894
September 2021	(b)	Carson, CA	19,000	15,362
(a) Carrying value includes provision for impairment of investment properties of $750.
(b) Anticipated date of closing, which is subject to change.

Real estate held for sale consisted of the following at June 30, 2021:

June 30, 2021
Land and improvements	$23,822
Building and other improvements	15,103
Less: accumulated depreciation	(202)
Net investment properties	38,723
Accounts receivable	682
Lease intangible assets, net	6,158
Right-of-use lease assets	8,103
Other assets	78
Assets associated with investment properties held for sale	53,744

Accounts payable and accrued expenses	51
Lease intangible liabilities, net	6,958
Lease liabilities	614
Other liabilities	143
Liabilities associated with investment properties held for sale	$7,766

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

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
At lease commencement, the Trust expected that collectibility was probable for the Master Leases due to the creditworthiness analysis performed. Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. The Trust will remove the cash basis designation and resume recording lease income from such tenants on an accrual basis when the Trust believes that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history. As of June 30, 2021, none of the Trust’s tenants are being accounted for on the cash basis of accounting.
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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

The Trust records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. All tax returns since January 30, 2021 remain subject to examination by federal and various state tax jurisdictions. As of June 30, 2021, the balance of unrecognized tax benefits was $0.
Segment Reporting

The Trust’s chief operating decision makers, which are comprised of its Principal Executive Officer and Principal Financial Officer, assess and measure the operating results of the Trust’s portfolio of properties based on net operating income and do not differentiate properties by geography, market, size or type. Each of the Trust’s investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, operating results are individually reviewed and discrete financial information is available. However, the Trust’s properties are aggregated into one reportable segment because (i) the properties have similar economic characteristics, (ii) the Trust provides similar services to its tenants and (iii) the Trust’s chief operating decision makers evaluate the collective performance of its properties.

(3) INVESTMENT PROPERTIES
As of the Effective Date, the Trust obtained control of a real estate portfolio that consists of 160 Retail Properties and six Warehouses located across 37 U.S. states and Puerto Rico. The January 30, 2021 balance sheet reflects the allocation of fair value to the assets and liabilities that existed on the Effective Date and emergence from bankruptcy.
The following table summarizes the allocated fair value by property type as of the Effective Date, including Retail Properties classified as held for sale:

Property Type	Ownership	Square Footage	Fair Value
Retail	Fee Simple	18,326	$1,234,100
	Ground Leasehold	3,386	203,208
Warehouse	Fee Simple	10,109	497,900
		31,821	$1,935,208

As of the Effective Date, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 19.9 years.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of June 30, 2021, excluding Retail Properties classified as held for sale:

	Period from July 1 to December 31, 2021	2022	2023	2024	2025	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$4,174	$8,347	$8,347	$8,347	$8,347	$125,204	$162,766
In-place lease intangibles (a)	3,558	7,116	7,116	7,116	7,116	106,744	138,766
Lease intangible assets, net (b)	$7,732	$15,463	$15,463	$15,463	$15,463	$231,948	$301,532

Below market lease intangibles (a)	$4,043	$8,086	$8,086	$8,086	$8,086	$121,296	$157,683
Lease intangible liabilities, net (b)	$4,043	$8,086	$8,086	$8,086	$8,086	$121,296	$157,683

(a) Represents the portion of the leases in which the Trust is the lessor. The amortization of above and below market lease intangibles is recorded as an adjustment to lease income and the amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

(b) Lease intangible assets, net and lease intangible liabilities, net are presented net of $6,575 and $3,518 of accumulated amortization, respectively, as of June 30, 2021.

Amortization expense pertaining to in-place lease intangibles was $1,833 for the three months ended June 30, 2021 and $3,055 from the Effective Date to June 30, 2021.

Amortization pertaining to above market lease intangibles of $2,112 for the three months ended June 30, 2021 and $3,519 from the Effective Date to June 30, 2021, was recorded as a reduction to “Lease income” in the accompanying consolidated statements of operations. Amortization pertaining to below market lease intangibles of $2,111 for the three months ended June 30, 2021 and $3,518 from the Effective Date to June 30, 2021, was recorded as an increase to “Lease income” in the accompanying consolidated statements of operations.

(4) LEASES
Leases as Lessor
The 160 Retail Properties are leased pursuant to a single retail master lease (as amended, modified or supplemented from time to time, the “Retail Master Lease”) and the six Warehouses are leased pursuant to a single distribution center master lease (as amended, modified or supplemented from time to time, the “DC Master Lease”; together with the Retail Master Lease, the “Master Leases” and individually, each a “Master Lease”). On the Effective Date, New JCP assigned all of its right, title and interest as lessor under the Master Leases to the applicable PropCo. Each of the Master Leases has an initial term of 20 years that commenced on December 7, 2020 and is classified as an operating lease. The Trust receives monthly base rent pursuant to the Master Leases, which is 50% abated during the first lease year for each of the Retail Properties. At the beginning of the fourth lease year, base rent under the DC Master Lease increases by 2% per year and the increase is included in fixed lease payments and the future undiscounted lease payments schedule. At the beginning of the third lease year, base rent under the Retail Master Lease increases based

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

on changes in the consumer price index (subject to a maximum 2% increase per year) and the increase is not included in fixed lease payments or the future undiscounted lease payments schedule.
The Master Leases require direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), and common area maintenance costs by New JCP and allow for lessor reimbursement if amounts are not directly paid. Expenses paid directly by New JCP are not included in the accompanying consolidated statement of operations, except for ground lease payments made by New JCP, since recording cash payments made by New JCP is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by New JCP of $1,021 for the three months ended June 30, 2021, and $1,701 from the Effective Date to June 30, 2021, were included in “Lease income” in the accompanying consolidated statements of operations. Ground lease rent expense of $1,538 for the three months ended June 30, 2021, and $2,672 from the Effective Date to June 30, 2021, were included in “Operating expenses” in the accompanying consolidated statements of operations.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by New JCP to the Trust in accordance with the terms of the applicable Master Lease, and are presented net of reimbursement from New JCP on the consolidated statements of operations. For the three months ended June 30, 2021 and from the Effective Date to June 30, 2021, the Trust remitted sales and use taxes of $159 to governmental authorities, which was fully reimbursed by New JCP.
From time to time the Trust may have leasing activity with replacement tenants other than New JCP, but has had none to date.
Lease income related to the Trust’s operating leases, including Retail Properties classified as held for sale , is comprised of the following:

Lease income related to fixed lease payments	Three Months Ended June 30, 2021	Period from January 30, 2021 to June 30, 2021
Base rent (a)	$23,998	$39,997
Straight-line rental income, net (b)	16,162	26,936
Lease income related to variable lease payments
Ground lease reimbursement income (c)	1,021	1,701
Other
Amortization of above and below market lease intangibles (d)	(1)	(1)
Lease income	$41,180	$68,633
(a)Base rent consists of fixed lease payments, subject to a 50% rent abatement during the first lease year for each of the Retail Properties.
(b)Represents lease income related to the excess of straight-line rental income over fixed lease payments.
(c)Ground lease reimbursement income consists of lease payments due from the tenant for land leased under non-cancellable operating leases.
(d)Represents above and below market lease amortization recognized straight line over the lease term.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

As of June 30, 2021, undiscounted lease payments to be received under operating leases for the next five years and thereafter are as follows, excluding Retail Properties classified as held for sale:

Lease Payments
Period from July 1 to December 31, 2021	$47,139
2022	153,177
2023	153,884
2024	154,606
2025	155,342
Thereafter	2,429,229
Total	$3,093,377
The weighted average remaining lease terms range was approximately 19.5 years as of June 30, 2021.
Leases as Lessee
The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.
On the Effective Date, the Trust recorded lease liabilities and ROU assets of $38,075 for long-term ground leases, calculated by discounting future lease payments by the Trust’s incremental borrowing rate as of January 30, 2021. The incremental borrowing rate was determined through consideration of (i) the Trust’s entity-specific risk premium, (ii) observable market interest rates and (iii) lease term. The weighted average incremental borrowing rate used to discount the future payments was 11.0% and the Trust’s operating leases had a weighted average remaining lease term of 46.5 years as of January 30, 2021. The Trust’s ground lease intangible assets of $80,384 and ground lease intangible liability of $15,309 are presented net of the ROU assets.
Ground lease rent expense was $1,538 for the three months ended June 30, 2021 and $2,672 from Effective Date to June 30, 2021, which is included within “Operating expenses” in the accompanying consolidated statement of operations. Ground rent lease expense includes amortization pertaining to above market ground lease intangibles of $(225) for the three months ended June 30, 2021 and $(266) from the Effective Date to June 30, 2021 and amortization pertaining to below market ground lease intangibles of $456 for the three months ended June 30, 2021 and $760 from the Effective Date to June 30, 2021. There were no cash payments for ground rent lease expense since these amounts are paid directly to the ground lessor by New JCP and included in "Lease income" in the accompanying consolidated statements of operations.

As of June 30, 2021, undiscounted future rental obligations to be paid under the long-term ground leases by New JCP under the terms of the Master lease on behalf of the Trust, including fixed rental increases, for the next five years and thereafter, are as follows, excluding obligations of Retail Properties classified as held for sale:

Lease Obligations
Period from July 1 to December 31, 2021	$2,016
2022	4,015
2023	4,062
2024	4,124
2025	4,116
Thereafter	228,493
Less imputed interest	(209,320)
Lease liabilities as of June 30, 2021	$37,506
The Trust’s long-term ground leases had a weighted average remaining lease term of 46.1 years and a weighted average discount rate of 11.0% as of June 30, 2021.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

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
Tenant Option Properties: The Retail Master Lease provides New JCP an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties but such option is limited to no more than five Properties in any lease year.
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
Tenant Purchase Rights: The Master Leases contain preferential offer rights in favor of New JCP with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable New JCP, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases.

Lockout Periods: The Trust has agreed not to deliver notice to New JCP formally commencing the sales process at those Properties subject to the Tenant Purchase Rights prior to the dates specified in the applicable Master Lease for such Properties. All lockout periods with respect to the Tenant Purchase Rights for the 70 Retail Properties and 6 Warehouses have expired.
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
Risk of Uninsured Property Losses
The Trust maintains property damage, fire loss, environmental, and liability insurance. However, there are certain types of losses (generally of a catastrophic nature) which may be either uninsurable or not economically insurable. Such excluded risks may include war, earthquakes, tornados, floods and certain other environmental hazards. Should

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

such events occur, (i) we may suffer a loss of capital invested, (ii) tenants may suffer losses and may be unable to pay rent for the spaces, and (iii) we may suffer a loss of profits which might be anticipated from one or more properties.
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
Concentration of Credit Risk

As of June 30, 2021, all of the Properties were leased to New JCP, and all of the Trust’s lease income was derived from the Master Leases (see Note 4). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of New JCP and New JCP provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on New JCP’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Trust's real estate portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of June 30, 2021, the Trust's properties are located across 37 U.S. states and Puerto Rico.

Litigation
From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. There are no current matters that are expected to have a material effect on the Trust’s consolidated financial statements.
(6) SUBSEQUENT EVENTS

Subsequent to June 30, 2021, we paid monthly distributions to Certificateholders of $6,822 or $0.09 per certificate in July 2021 and $38,381 or $0.51 per certificate in August 2021.

On July 9, 2021, the Trust sold a Retail Property in San Diego, California to an affiliate of New JCP in accordance with the Tenant Purchase Rights set forth in the Master Leases for a gross sales price of $14,750 with a carrying value at June 30, 2021 of $14,471.

On July 29, 2021, the Trust sold a Retail Property in Lone Tree, Colorado to an affiliate of New JCP in accordance with the Tenant Purchase Rights set forth in the Master Leases for a gross sales price of $7,000 with a carrying value at June 30, 2021 of $6,251 and another Retail Property in Frisco, Texas to an affiliate of New JCP in accordance with the Tenant Purchase Rights set forth in the Master Leases for gross sales price of $10,500 with a carrying value at June 30, 2021 of $9,894.

On June 16, 2021, the Trust entered into a purchase and sale agreement to sell a Retail Property in Carson, California for a gross sales price of $19,000 with a carrying value at June 30, 2021 of $15,362. The Trust anticipates closing of the sale to occur in September.

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
•our business strategy;
•our projected operating results;
•rental rates and/or vacancy rates;
•material deterioration in operating performance or credit of New JCP;
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

Executive Summary
Copper Property CTL Pass Through Trust exists for the sole purpose of collecting, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of June 30, 2021, we owned 160 retail operating properties across 37 U.S. states and Puerto Rico representing 21,712 square feet of leasable space and six distribution centers in the United States representing 10,109 square feet of leasable space.

The following tables summarizes our portfolio as of June 30, 2021, which includes Retail Properties classified as held for sale:

Warehouses

Locations	Square Feet (Buildings)	Owned Acreage	Lease income for Three Months Ended June 30, 2021		Lease income as % of total	Lease income from January 30, 2021 to June 30, 2021		Lease income as % of total
Reno, NV	1,839	141.4	$2,605		24.7%	$4,341		24.7%
Forest Park (Atlanta), GA	2,234	103.6	2,331		22.1%	3,885		22.1%
Columbus, OH	2,000	120.0	1,938		18.4%	3,230		18.4%
Lenexa, KS	2,308	150.9	1,877		17.8%	3,128		17.8%
Haslet, TX	1,133	67.3	1,267		12.0%	2,112		12.0%
Statesville, NC	595	31.9	532		5.0%	887		5.0%

Total Warehouses	10,109	615.1	$10,550	(a)	100%	$17,583	(a)	100%

(a)Lease income consists of base rent of $8,845 and straight-line rental income of $1,705 for the three months ended June 30, 2021 and base rent of $14,742 and straight-line rental income of $2,841 from the Effective Date to June 30, 2021.

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for Three Months Ended June 30, 2021		Lease income as % of total	Lease income from January 30, 2021 to June 30, 2021		Lease income as % of total
CA	22	6	28	4,434	$5,797		18.9%	$9,662		18.9%
TX	26	4	30	3,270	6,077		19.8%	10,129		19.8%
FL	8	1	9	1,292	2,696		8.8%	4,493		8.8%
WA	3	1	4	666	1,126		3.7%	1,877		3.7%
IL	5	0	5	845	1,138		3.7%	1,897		3.7%
NV	2	1	3	438	1,071		3.5%	1,785		3.5%
AZ	5	0	5	651	903		2.9%	1,505		2.9%
MI	6	0	6	863	959		3.1%	1,598		3.1%
NJ	5	0	5	883	452		1.5%	753		1.5%
OH	5	0	5	645	948		3.1%	1,580		3.1%
VA	5	0	5	737	726		2.4%	1,210		2.4%
PA	4	0	4	555	727		2.4%	1,211		2.4%
NY	2	2	4	674	537		1.8%	895		1.8%
MD	4	0	4	559	493		1.6%	821		1.6%
NM	2	0	2	266	526		1.7%	877		1.7%
Other	33	8	41	4,934	6,454		21.1%	10,757		21.1%

Total Retail	137	23	160	21,712	$30,630	(b)	100%	$51,050	(b)	100%

(b) Lease income consists of base rent of $15,153, straight-line rental income of $14,457, ground lease reimbursement income of $1,021, and amortization of above and below market lease amortization of $(1) for the three months ended June 30, 2021 and $25,255 of base rent, $24,095 of straight-line rental income, $1,701 of ground lease reimbursement income, and $(1) of amortization of above and below market lease amortization from the Effective Date to June 30, 2021.

Company Highlights — From January 30, 2021 to June 30, 2021
Acquisitions
We had no acquisition activity from the Effective Date to June 30, 2021.
The following table summarizes the allocated fair value by property type as of the Effective Date:

Property Type	Ownership	Square Footage (Buildings)	Fair Value
Retail	Fee Simple	18,326	$1,234,100
	Ground Leasehold	3,386	203,208
Warehouse	Fee Simple	10,109	497,900
		31,821	$1,935,208
Dispositions
We had no disposition activity from the Effective Date to June 30, 2021.
Leasing Activity
There was no leasing activity from the Effective Date to June 30, 2021.
Capital Markets

There was no capital markets activity from the Effective Date to June 30, 2021.
Distributions
We paid distributions to the Certificateholders of $20,265 or $0.27 per certificate during the three months ended June 30, 2021, and $21,831 or $0.29 per certificate from the Effective Date to June 30, 2021.

Results of Operations
Net income attributable to Certificateholders was $23,717 for the three months ended June 30, 2021. This amount was primarily due to the following:
Revenues. The Trust’s earnings primarily consisted of rental payments by New JCP under the Master Leases. For the three months ended June 30, 2021, total lease income was $41,180, which is comprised of $23,998 of base rent, $16,162 of straight-line rental income, $(1) of amortization of above and below market lease intangibles, and $1,021 of ground lease reimbursement income from the Retail Properties.

Expenses. The Trust’s expenses consisted of operating expenses, depreciation and amortization, provision for impairment of investment properties, and general and administrative expenses. For the three months ended June 30, 2021, expenses were $17,463, which are comprised of $3,960 of operating expenses, $10,146 of depreciation and amortization, $750 provision for impairment of investment properties, and $2,607 of general and administrative expenses.
Net income attributable to Certificateholders was $40,199 from the Effective Date to June 30, 2021. This amount was primarily due to the following:

Revenues. The Trust’s earnings primarily consisted of rental payments by New JCP under the Master Leases. From the Effective Date to June 30, 2021, total lease income was $68,633, which was comprised of $39,997 of base rent, $26,936 of straight-line rental income, $(1) of amortization of above and below market lease intangibles, and $1,701 of ground lease reimbursement income from Retail Properties.
Expenses. The Trust’s expenses consisted of operating expenses, depreciation and amortization, provision for impairment of investment properties, and general and administrative expenses. From the Effective Date to June 30, 2021, expenses were $28,070, which were comprised of $6,611 of operating expenses, $16,910 of depreciation and amortization, $750 provision for impairment of investment properties and $3,799 of general and administrative expenses.
Net operating income (NOI)

We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of above and below market lease intangibles, (iii) non-cash ground lease reimbursement income, and all operating expenses other than non-cash ground rent expense, which is comprised of amortization of right-of-use lease assets and amortization of lease liabilities, depreciation and amortization, and formation expenses. We believe that NOI, which is a supplemental non-GAAP financial measure, provides an additional and useful operating perspective not immediately apparent from “Net income” in accordance with accounting principles generally accepted in the United States (GAAP). Comparison of our presentation of NOI to similarly titled measures for other entities may not necessarily be meaningful due to possible differences in definition and application by such entities. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income as computed in accordance with GAAP to NOI for the Reporting Period is as follows:

	Three Months Ended June 30, 2021	Period from January 30, 2021 to June 30, 2021
Net income	$23,717	$40,199
Adjustments to reconcile to NOI:
Depreciation and amortization	10,146	16,910
Provision for impairment of investment properties	750	750
Straight-line rental income, net	(16,162)	(26,936)
Amortization of above and below market lease intangibles, net	1	1
Formation expenses	—	364
Non-cash ground rent expense, net	1,538	2,672
Non-cash ground lease reimbursement income	(1,021)	(1,701)
NOI	$18,969	$32,259
NOI was $18,969 for the three months ended June 30, 2021, which is primarily comprised of base rent payments from New JCP under the Master Leases of $23,998 less operating expenses of $3,960 (excluding non-cash ground rent expense of $1,538) and general and administrative expenses of $2,607.

NOI was $32,259 from the Effective Date to June 30, 2021, which is primarily comprised of base rent payments from New JCP under the Master Leases of $39,997 less operating expenses of $6,611 (excluding non-cash ground rent expense of $2,672) and general and administrative expenses of $3,799.

Funds from Operations
The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a financial measure known as funds from operations (FFO). As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains from sales of real estate assets, (iii) gains and losses from change in control and (iv) provisions for impairment of investment properties. We have adopted the NAREIT definition in our computation of FFO attributable to Certificateholders. Management believes that, subject to the following limitations, FFO attributable to Certificateholders provides a basis for comparing our performance and operations to REITs.
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
The following table presents a reconciliation of net income to FFO and Operating FFO:

	Three Months Ended June 30, 2021	Period from January 30, 2021 to June 30, 2021
Net income	$23,717	$40,199
Depreciation and amortization of real estate	8,312	13,854
Provision for impairment of investment properties	750	750
FFO	$32,779	$54,803

FFO per certificate outstanding – basic and diluted	$0.44	$0.73

FFO	$32,779	$54,803
Formation expenses	—	364
Operating FFO	$32,779	$55,167

Operating FFO per certificate outstanding – basic and diluted	$0.44	$0.74
FFO for the three months ended June 30, 2021 was $32,779, which is primarily comprised of lease income from New JCP under the Master Leases of $41,180 less operating expenses of $3,960, non-real estate amortization of lease intangible assets and liabilities of $1,834, and general and administrative expenses of $2,607.

FFO from the Effective Date to June 30, 2021 was $54,803, which is primarily comprised of lease income from New JCP under the Master Leases of $68,633 less operating expenses of $6,611, non-real estate amortization of lease intangible assets and liabilities of $3,056, general and administrative expenses of $3,799 and $364 of formation expenses.

Operating FFO for the three months ended June 30, 2021 was the same as FFO.
Operating FFO from the Effective Date to June 30, 2021 was $55,167, which is primarily comprised of lease income from New JCP under the Master Leases of $68,633 less operating expenses of $6,611, non-real estate amortization of lease intangible assets and liabilities of $3,056, and general and administrative expenses of $3,799.

Liquidity and Capital Resources
We anticipate that cash flows from the below-listed sources will provide adequate capital for the next 12 months and beyond for all Certificateholder distributions.
Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Rental revenues	▪	Distribution payments
▪	Cash and cash equivalents	▪	Operating expenses and general and administrative expenses
▪	Net proceeds from the sale of real estate
We had no indebtedness as of June 30, 2021.
Debt Maturities
We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of June 30, 2021.
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
We paid distributions to the Certificateholders of $20,265 or $0.27 per certificate during the three months ended June 30, 2021, and $21,831 or $0.29 per certificate from the Effective Date to June 30, 2021.

Capital Expenditures
We anticipate that obligations related to capital improvements will be insignificant as these are generally the responsibility of the Tenant under the Master Leases and should otherwise be met with cash flows from operations.
Dispositions
During the Reporting Period, we had no disposition activity.

Summary of Cash Flows
The following table highlights our cash flows:

Period from January 30, 2021 to June 30, 2021
Net cash provided by operating activities	$38,076
Net cash provided ( used) in financing activities	(30,482)
Increase (decrease) in cash, cash equivalents and restricted cash	7,594
Cash, cash equivalents and restricted cash, at beginning of period	25,563
Cash, cash equivalents and restricted cash, at end of period	$33,157
Cash Flows from Operating Activities
Net cash provided by operating activities from the Effective Date to June 30, 2021 was $38,076, which primarily consists of net income of $40,199 plus depreciation and amortization of $16,910, plus increases in accounts payable and accrued expenses of $1,336 and other liabilities of $8,157, less increases in accounts receivable of $26,937 and other assets of $3,311.
From the Effective Date to June 30, 2021, we distributed $21,831 to Certificateholders, which is $16,245 less than net cash provided by operating activities during the period.
Management believes that cash flows from operations and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.
Cash Flows from Financing Activities

Cash flows from financing activities from the Effective Date to June 30, 2021 was $30,482, which consist of distributions paid to Certificateholders of $21,831 and payments of assumed liability for transaction cost of $8,651.

Contractual Obligations
From the Effective Date to June 30, 2021, there were no material changes outside the normal course of business to the contractual obligations identified in our amended Registration Statement on Form 10 filed on March 18, 2021.

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

Impact of Recently Issued Accounting Pronouncements
None

Subsequent Events
Subsequent to June 30, 2021, we paid monthly distributions to Certificateholders of $6,822 or $0.09 per certificate in July 2021 and $38,381 or $0.51 per certificate in August 2021.
On July 9, 2021, the Trust sold a Retail Property in San Diego, California to an affiliate of New JCP in accordance with the Tenant Purchase Rights set forth in the Master Leases for a gross sales price of $14,750 with a carrying value at June 30, 2021 of $14,471.

On July 29, 2021, the Trust sold a Retail Property in Lone Tree, Colorado to an affiliate of New JCP in accordance with the Tenant Purchase Rights set forth in the Master Leases for a gross sales price of $7,000 with a carrying value at June 30, 2021 of $6,251 and another Retail Property in Frisco, Texas to an affiliate of New JCP in accordance with the Tenant Purchase Rights set forth in the Master Leases for gross sales price of $10,500 with a carrying value at June 30, 2021 of $9,894.

On June 16, 2021, the Trust entered into a purchase and sale agreement to sell a Retail Property in Carson, California for a gross sales price of $19,000 with a carrying value at June 30, 2021 of $15,362. The Trust anticipates closing of the sale to occur in September.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to interest rate risk because we currently do not hold any long-term debt or derivatives. If we were to enter into long-term debt arrangements, our interest rate risk management objectives would be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.
As of June 30, 2021, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon his evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 1A. RISK FACTORS
For a discussion of the Trust’s risk factors, refer to “Item 1A. Risk Factors” included in the Trust’s amended Registration Statement on Form 10 filed on March 18, 2021. There have been no material changes in the Trust’s risk factors during the period from March 18, 2021 to June 30, 2021.

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

3.2	Amendment No. 1 to Amended and Restated Pass Through Trust Agreement, dated as of June 11, 2021, between Copper Bidco LLC and Glas Trust Company LLC
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

10.5	Amendment No. 1 to Management Agreement, dated as of June 11, 2021, between Copper Property Pass Through Trust and Hilco JCP, LLC
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).

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
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	August 13, 2021

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	August 13, 2021