Form 10-Q
period 2021-09-30
Copper Property CTL Pass Through Trust
filed 2021-11-12
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands except certificate amounts)

	As of September 30, 2021	As of January 30, 2021 (Effective Date - see Note 1)
Assets
Investment properties:
Land and improvements	$583,520	$716,504
Building and other improvements	977,599	999,983
	1,561,119	1,716,487
Less: accumulated depreciation	(21,718)	—
Net investment properties	1,539,401	1,716,487
Cash and cash equivalents	151,271	25,563
Accounts receivable	41,513	—
Lease intangible assets, net	291,324	314,264
Right-of-use lease assets	101,139	110,691
Assets associated with investment properties held for sale	57,010	—
Other assets, net	2,095	—
Total assets	$2,183,753	$2,167,005

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$1,610	$8,651
Lease intangible liabilities, net	134,249	168,159
Lease liabilities	37,534	38,075
Liabilities associated with investment properties held for sale	17,269
Other liabilities	7,818	—
Total liabilities	198,480	214,885

Commitments and contingencies (Note 5)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of September 30, 2021 and Effective Date	—	—
Additional paid-in capital	1,952,120	1,952,120
Retained earnings	33,153	—
Total equity	1,985,273	1,952,120
Total liabilities and equity	$2,183,753	$2,167,005

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Three Months Ended September 30, 2021	Period from January 30, 2021 to September 30, 2021
Revenues:
Lease income	$40,627	$109,260

Expenses:
Operating expenses	3,861	10,472
Depreciation and amortization	9,956	26,866
Provision for impairment of investment properties	—	750
General and administrative expenses	2,186	5,985
Total expenses	16,003	44,073

Other income ( expense):
Gain on sales of investment properties, net	42,007	42,007
Formation expenses	—	(364)
Total other income (expense)	$42,007	$41,643

Net income	$66,631	$106,830

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.89	$1.42
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Three Months Ended	Trust Certificates	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of July 1, 2021	75,000,000	$1,952,120	$18,368	$1,970,488
Net income	—	—	66,631	66,631
Distributions paid to Certificateholders ($0.69 per certificate)	—	—	(51,846)	(51,846)
Balance as of September 30, 2021	75,000,000	$1,952,120	$33,153	$1,985,273

Period from January 30, 2021 to September 30, 2021	Trust Certificates	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of January 30, 2021 (see Note 1)	75,000,000	$1,952,120	$—	$1,952,120
Net income	—	—	106,830	106,830
Distributions paid to Certificateholders ($0.98 per certificate)	—	—	(73,677)	(73,677)
Balance as of September 30, 2021	75,000,000	$1,952,120	$33,153	$1,985,273

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statement of Cash Flows
Period from January 30, 2021 through September 30, 2021
(Unaudited)
(in thousands)

Cash flows from operating activities:
Net income	$106,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,866
Provision for impairment of investment properties	750
Gain on sales of investment of properties, net	(42,007)
Amortization of above/below market leases, net	85
Changes in assets and liabilities:
Changes in accounts receivable	(42,915)
Changes in other assets	(2,472)
Changes in right-of-use lease assets	1,449
Changes in accounts payable and accrued expenses	1,610
Changes in lease liabilities	73
Changes in other liabilities	7,869
Net cash provided by operating activities	58,138

Cash flows from investing activities:
Proceeds from sales of investment properties	149,898
Net cash provided by investing activities	149,898

Cash flows from financing activities:
Acquisition-related costs incurred subsequent to Inception	(8,651)
Distributions paid to Certificateholders	(73,677)
Net cash used in financing activities	(82,328)

Net increase (decrease) in cash and cash equivalents	125,708
Cash and cash equivalents, at beginning of period	25,563
Cash and cash equivalents, at end of period	$151,271

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
On January 30, 2021 (the “Effective Date”), the Plan of Reorganization became effective pursuant to its terms, at which point PropCo Purchaser (replacing Old Copper) and GLAS Trust Company, LLC, continuing as trustee, entered into an Amended and Restated Trust Agreement (as amended, the “Trust Agreement”). In connection with the consummation of the transactions set forth in the Asset Purchase Agreement and in exchange for a $1 billion aggregate credit bid by PropCo Purchaser, comprising $900 million of claims under the DIP Facility and $100 million of claims, on a pro rata basis, under the First Lien Debt, and simultaneous release of obligations under the DIP Facility and First Lien Debt, Old Copper transferred (or caused its subsidiaries to transfer) its fee simple or ground leasehold title (as applicable) in certain properties to the PropCos (as defined below) and assigned (or caused such subsidiaries to assign) the Master Leases (as defined below) relating to the properties to the Trust. As a result, as of the Effective Date, the Trust owned, through separate wholly-owned property holding companies (the “PropCo”), 160 Retail Properties and six Warehouses (each as defined below), all of which are leased to one or more subsidiaries of OpCo Purchaser (collectively with its subsidiaries, “New JCP”) under two Master Leases. In connection with the foregoing, certain of the Debtors' lenders received, their pro-rata portion of the equity interest in the Trust, as evidenced by the Trust Certificates (as defined below). The aggregate credit bid was not an indicator of the fair value of the assets and liabilities of the Trust as of the Effective Date, and it does not represent the full extent of debt that was owed to the creditor group.
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

As of September 30, 2021, the real estate portfolio consists of 155 retail properties (the “Retail Properties”) and six distribution centers (the “Warehouses” and, together with the Retail Properties, the “Properties”) across 37 U.S. states and Puerto Rico. In the aggregate, the Warehouses and Retail Properties comprise 10.1 million square feet and 20.7 million square feet, respectively, of leasable space, all of which is leased to the tenants under the Master Leases (as discussed in Note 4).
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
On May 12, 2021, the Trust filed a preliminary proxy statement with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, to solicit consent from Certificateholders to amend the Trust Agreement and Management Agreement. On June 11, 2021, following the expiration of the consent solicitation and upon receipt of the requisite approval from the Certificateholders, the Trust amended the Trust Agreement and the Management Agreement to effectuate the proposed amendments. The Trust is required to dispose of all Retail Properties by July 31, 2025.

GLAS Trust Company, LLC serves as the Trust's independent third-party trustee (the "Trustee") and performs trust administration duties, including treasury management and certificate administration. The Trust paid the Trustee an annual service fee of $100, which is being amortized monthly. The Trust incurred trustee fees of $27 in the three months ended September 30, 2021 and $78 from the Effective Date to September 30, 2021, which are included in “General and administrative expenses” on the accompanying consolidated statements of operations.

The Trust has retained Hilco JCP LLC, an affiliate of Hilco Real Estate LLC, as its independent third-party manager to perform asset management duties with respect to the Properties (together with any of its affiliates, replacement or successor, the “Manager”). The Trust pays the Manager a base management fee (the “Base Fee”) and a fee for each property sold (the “Asset Management Fee”). The Base Fee is an amount equal to the greater of 5.75% of the lease payments of the Properties per month and $333 per month. The Asset Management Fees consist of a closing fee of $50 for each Warehouse sold and a success fee for both Retail Properties and Warehouses sold which varies based on the sales proceeds and date sold.

The Trust incurred Base Fees of $2,225 in the three months ended September 30, 2021 and $5,977 from the Effective Date to September 30, 2021, which are included in “Operating expenses” on the accompanying consolidated statements of operations of which $738 was included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets as of September 30, 2021. The Trust incurred Asset Management Fees of $869 for the three months ended September 30, 2021 and $869 from the Effective Date to September 30, 2021 which are included in “Gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

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
The accompanying consolidated financial statements include the period from the Effective Date to September 30, 2021 (the “Reporting Period”), and do not include a comparative consolidated statement of financial position as of December 31, 2020 as the Trust had no assets, liabilities or equity until the Effective Date.

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
For the Reporting Period, the Trust recognized a provision for impairment of investment properties of $750 related to a Retail Property located in San Diego, California that was held for sale as of June 30,2021 and sold on July 9, 2021. The Trust estimated a fair value of approximately $14,552, net of estimated sales and closing costs, based upon signed sales agreements from third parties.
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
As of September 30, 2021, one Retail Property located in Elmhurst, New York was classified as held for sale.

The following Retail Property was classified as held for sale as of September 30, 2021:

Date of Sale		Location	Gross Sales Price	Carrying value at September 30, 2021
December 2021	(a)	Elmhurst, NY	40,500	39,741
(a) Anticipated date of closing, which is subject to change.
Real estate held for sale consisted of the following at September 30, 2021:

September 30, 2021
Land and improvements	$47,450
Building and other improvements	5,474
Less: accumulated depreciation	(105)
Net investment properties	52,819
Accounts receivable	390
Lease intangible assets, net	3,760
Other assets	41
Assets associated with investment properties held for sale	57,010

Lease intangible liabilities, net	17,218
Other liabilities	51
Liabilities associated with investment properties held for sale	$17,269

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
At lease commencement, the Trust expected that collectibility was probable for the Master Leases due to the creditworthiness analysis performed. Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. The Trust will remove the cash basis designation and resume recording lease income from such tenants on an accrual basis when the Trust believes that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history. As of September 30, 2021, none of the Trust’s tenants are being accounted for on the cash basis of accounting.
The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statement of operations. During the Reporting Period, there was no uncollectible lease income.
Right-of-use Lease Assets and Lease Liabilities
The Trust was assigned an interest as lessee of land under 22 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. Rental expense associated with land that the Trust leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease. In accordance with the Master Leases, rental expense associated with land is paid directly by New JCP and is included in “Lease income” in the accompanying consolidated statement of operations (see Note 4).
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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

The Trust records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. All tax returns remain subject to examination by federal and various state tax jurisdictions. As of September 30, 2021, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.
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

(3) INVESTMENT PROPERTIES
As of the Effective Date, the Trust obtained control of a real estate portfolio that consisted of 160 Retail Properties and 6 Warehouses located across 37 U.S. states and Puerto Rico. The January 30, 2021 balance sheet reflects the allocation of fair value to the assets and liabilities that existed on the Effective Date and emergence from bankruptcy.
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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of September 30, 2021, excluding the Retail Property classified as held for sale:

	Period from October 1 to December 31, 2021	2022	2023	2024	2025	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$2,087	$8,347	$8,347	$8,347	$8,347	$125,204	$160,679
In-place lease intangibles (a)	1,696	6,787	6,787	6,787	6,787	101,801	130,645
Lease intangible assets, net (b)	$3,783	$15,134	$15,134	$15,134	$15,134	$227,005	$291,324

Below market lease intangibles (a)	$1,743	$6,974	$6,974	$6,974	$6,974	$104,610	$134,249
Lease intangible liabilities, net (b)	$1,743	$6,974	$6,974	$6,974	$6,974	$104,610	$134,249

(a) Represents the portion of the leases in which the Trust is the lessor. The amortization of above and below market lease intangibles is recorded as an adjustment to lease income and the amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

(b) Lease intangible assets, net and lease intangible liabilities, net are presented net of $10,219 and $5,246 of accumulated amortization, respectively, as of September 30, 2021.

Amortization expense pertaining to in-place lease intangibles was $1,768 for the three months ended September 30, 2021 and $4,823 from the Effective Date to September 30, 2021.

Amortization pertaining to above market lease intangibles of $2,087 for the three months ended September 30, 2021 and $5,606 from the Effective Date to September 30, 2021, was recorded as a reduction to “Lease income” in the accompanying consolidated statements of operations. Amortization pertaining to below market lease intangibles of $2,003 for the three months ended September 30, 2021 and $5,521 from the Effective Date to September 30, 2021, was recorded as an increase to “Lease income” in the accompanying consolidated statements of operations.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Dispositions

During the Reporting Period, the Trust sold five Retail Properties for proceeds of $149,898, which is net of sales and closing costs, and the Trust recorded a net gain on sales of investment properties of $42,007.

The following table summarizes the disposition activity from the Effective Date to September 30, 2021:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
7/9/21	San Diego, CA	Retail	Ground Leasehold	269	14,750	14,523	—
7/29/21	Lone Tree, CO	Retail	Fee Simple	151	7,000	6,773	464
7/29/21	Frisco, TX	Retail	Fee Simple	164	10,500	10,300	288
9/14/21	San Bruno, CA	Retail	Fee Simple	223	105,250	99,991	38,544
9/30/21	Carson, CA	Retail	Fee Simple	201	19,000	18,311	2,711
				1,008	156,500	149,898	42,007
The dispositions completed from the Effective Date to September 30, 2021 did not qualify for discontinued operations treatment and are not considered individually significant.

(4) LEASES
Leases as Lessor
The Retail Properties are leased pursuant to a single retail master lease (as amended, modified or supplemented from time to time, the “Retail Master Lease”) and the Warehouses are leased pursuant to a single distribution center master lease (as amended, modified or supplemented from time to time, the “DC Master Lease”; together with the Retail Master Lease, the “Master Leases” and individually, each a “Master Lease”). On the Effective Date, New JCP assigned all of its right, title and interest as lessor under the Master Leases to the applicable PropCo. Each of the Master Leases has an initial term of 20 years that commenced on December 7, 2020 and is classified as an operating lease. The Trust receives monthly base rent pursuant to the Master Leases, which is 50% abated during the first lease year for each of the Retail Properties. At the beginning of the fourth lease year, base rent under the DC Master Lease increases by 2% per year and the increase is included in fixed lease payments and the future undiscounted lease payments schedule. At the beginning of the third lease year, base rent under the Retail Master Lease increases based on changes in the consumer price index (subject to a maximum 2% increase per year) and the increase is not included in fixed lease payments or the future undiscounted lease payments schedule.
The Master Leases require direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), and common area maintenance costs by New JCP and allow for lessor reimbursement if amounts are not directly paid. Expenses paid directly by New JCP are not included in the accompanying consolidated statement of operations, except for ground lease payments made by New JCP, since recording cash payments made by New JCP is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by New JCP of $1,004 for the three months ended September 30, 2021, and $2,705 from the Effective Date to September 30, 2021, were included in “Lease income” in the accompanying consolidated statements of operations. Ground lease rent expense of $1,555 for the three months ended September 30, 2021, and $4,227 from the Effective Date to September 30, 2021, were included in “Operating expenses” in the accompanying consolidated statements of operations.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by New JCP to the Trust in accordance with the terms of the applicable Master Lease, and are presented net of reimbursement from New JCP on the consolidated statements of operations. For the three months ended September 30, 2021 and from the Effective

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Date to September 30, 2021, the Trust remitted sales and use taxes of $260 to governmental authorities, which was fully reimbursed by New JCP.
From time to time the Trust may have leasing activity with replacement tenants other than New JCP, but has had none to date.
Lease income related to the Trust’s operating leases, including the Retail Property classified as held for sale, is comprised of the following:

Lease income related to fixed lease payments	Three Months Ended September 30, 2021	Period from January 30, 2021 to September 30, 2021
Base rent (a)	$23,766	$63,764
Straight-line rental income, net (b)	15,940	42,876
Lease income related to variable lease payments
Ground lease reimbursement income (c)	1,004	2,705
Other
Amortization of above and below market lease intangibles (d)	(83)	(85)
Lease income	$40,627	$109,260
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

As of September 30, 2021, undiscounted lease payments to be received under operating leases for the next five years and thereafter are as follows, excluding the Retail Property classified as held for sale:

Lease Payments
Period from October 1 to December 31, 2021	$23,361
2022	151,504
2023	152,212
2024	152,934
2025	153,670
Thereafter	2,404,141
Total	$3,037,822
The weighted average remaining lease terms range was approximately 19.3 years as of September 30, 2021.
Leases as Lessee
The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.
On the Effective Date, the Trust recorded lease liabilities and ROU assets of $38,075 for long-term ground leases, calculated by discounting future lease payments by the Trust’s incremental borrowing rate as of January 30, 2021. The incremental borrowing rate was determined through consideration of (i) the Trust’s entity-specific risk premium, (ii) observable market interest rates and (iii) lease term. The weighted average incremental borrowing rate used to discount the future payments was 11.0% and the Trust’s operating leases had a weighted average remaining lease term of 46.5 years as of January 30, 2021. Also on the Effective Date, the Trust recorded ground lease

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

intangible assets of $87,925 and ground lease intangible liability of $15,309, which are included in "Right-of-use lease assets" on the accompanying consolidated balance sheets.
Ground lease rent expense was $1,555 for the three months ended September 30, 2021 and $4,227 from Effective Date to September 30, 2021, which is included within “Operating expenses” in the accompanying consolidated statement of operations. Ground rent lease expense includes amortization pertaining to above market ground lease intangibles of $(160) for the three months ended September 30, 2021 and $(427) from the Effective Date to September 30, 2021 and amortization pertaining to below market ground lease intangibles of $425 for the three months ended September 30, 2021 and $1,185 from the Effective Date to September 30, 2021. There were no cash payments for ground rent lease expense since these amounts are paid directly to the ground lessor by New JCP and included in "Lease income" in the accompanying consolidated statements of operations.

As of September 30, 2021, undiscounted future rental obligations to be paid under the long-term ground leases by New JCP under the terms of the Master lease on behalf of the Trust, including fixed rental increases, for the next five years and thereafter, are as follows:

Lease Obligations
Period from October 1 to December 31, 2021	$1,012
2022	4,015
2023	4,062
2024	4,124
2025	4,116
Thereafter	228,493
Less imputed interest	(208,288)
Lease liabilities as of September 30, 2021	$37,534
The Trust’s long-term ground leases had a weighted average remaining lease term of 45.6 years and a weighted average discount rate of 11.0% as of September 30, 2021.

(5) COMMITMENTS AND CONTINGENCIES
Master Leases
Landlord Option Properties: The Retail Master Lease provides the Trust an option on 23 of the Retail Properties, of which 5 have been sold, allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice but such option is (for the Trust, but not for future landlords) limited to eight Retail Properties in any lease year. The DC Master Lease provides the Trust an option on all six of the distribution centers, allowing current or future landlords to terminate the DC Master Lease upon 24 months’ prior written notice if the tenant has ceased operations within the premises.
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
Risk of Uninsured Property Losses
The Trust maintains property damage, fire loss, environmental, and liability insurance. However, there are certain types of losses (generally of a catastrophic nature) which may be either uninsurable or not economically insurable. Such excluded risks may include war, earthquakes, tornados, floods and certain other environmental hazards. Should such events occur, (i) we may suffer a loss of capital invested, (ii) tenants may suffer losses and may be unable to pay rent for the spaces, and (iii) we may suffer a loss of profits which might be anticipated from one or more properties.
Significant Risks and Uncertainties
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a global pandemic. COVID-19 has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets. The global impact of the COVID-19 outbreak has been rapidly evolving and many U.S. states and cities, including where the Trust owns properties, have in place or had previously imposed measures intended to control its spread, such as instituting “shelter-in-place” rules and restrictions on the types of businesses that may continue to operate. While the Trust did not incur disruptions to its lease income and occupancy during the Reporting Period as a result of the COVID-19 pandemic, the Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. Due to numerous uncertainties, it is not possible to accurately predict the impact the pandemic will have on the Trust’s financial condition, results of operations and cash flows.
Concentration of Credit Risk

As of September 30, 2021, all of the Properties were leased to New JCP, and all of the Trust’s lease income was derived from the Master Leases (see Note 4). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of New JCP and New JCP provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

material adverse effect on New JCP’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Trust's real estate portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of September 30, 2021, the Trust's properties are located across 37 U.S. states and Puerto Rico.

Litigation
From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. There are no current matters that are expected to have a material effect on the Trust’s consolidated financial statements.

(6) SUBSEQUENT EVENTS

Subsequent to September 30, 2021, we paid monthly distributions to Certificateholders of $124,635 or $1.66 per certificate in October 2021 and $6,187 or $0.08 per certificate in November 2021.

On November 3, 2021, the Trust sold a Retail Property in Houston, Texas for a gross sales price of $12,000 with a carrying value at September 30, 2021 of $9,254.

On November 5, 2021, the Trust sold a Retail Property in San Antonio, Texas for a gross sales price of $12,500 with a carrying value at September 30, 2021 of $9,009.

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

Executive Summary
Copper Property CTL Pass Through Trust exists for the sole purpose of collecting, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of September 30, 2021, we owned 155 retail operating properties across 37 U.S. states and Puerto Rico representing 20,704 square feet of leasable space and six distribution centers in the United States representing 10,109 square feet of leasable space.

The following tables summarize our portfolio as of September 30, 2021, which includes the Retail Property classified as held for sale:

Warehouses

Locations	Square Feet (Buildings)	Owned Acreage	Lease income for Three Months Ended September 30, 2021		Lease income as % of total	Lease income from January 30, 2021 to September 30, 2021		Lease income as % of total
Reno, NV	1,839	141.4	$2,605		24.7%	$6,946		24.7%
Forest Park (Atlanta), GA	2,234	103.6	2,331		22.1%	6,216		22.1%
Columbus, OH	2,000	120.0	1,938		18.4%	5,169		18.4%
Lenexa, KS	2,308	150.9	1,877		17.8%	5,005		17.8%
Haslet, TX	1,133	67.3	1,267		12.0%	3,379		12.0%
Statesville, NC	595	31.9	532		5.0%	1,420		5.0%

Total Warehouses	10,109	615.1	$10,550	(a)	100%	$28,135	(a)	100%

(a)Lease income consists of base rent of $8,845 and straight-line rental income of $1,705 for the three months ended September 30, 2021 and base rent of $23,587 and straight-line rental income of $4,548 from the Effective Date to September 30, 2021.

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for Three Months Ended September 30, 2021		Lease income as % of total	Lease income from January 30, 2021 to September 30, 2021		Lease income as % of total
CA	20	5	25	3,741	$5,456		18.5%	$14,548		18.5%
TX	25	4	29	3,106	4,542		15.4%	12,113		15.4%
FL	8	1	9	1,292	2,129		7.2%	5,677		7.2%
WA	3	1	4	666	1,133		3.8%	3,021		3.8%
IL	5	0	5	845	1,018		3.4%	2,715		3.4%
NV	2	1	3	438	855		2.9%	2,279		2.9%
AZ	5	0	5	651	976		3.3%	2,604		3.3%
MI	6	0	6	863	848		2.9%	2,263		2.9%
NJ	5	0	5	883	1,263		4.3%	3,367		4.3%
OH	5	0	5	645	764		2.6%	2,037		2.6%
VA	5	0	5	737	901		3.0%	2,403		3.0%
PA	4	0	4	555	731		2.5%	1,949		2.5%
NY	2	2	4	674	1,601		5.4%	4,269		5.4%
MD	4	0	4	559	691		2.3%	1,843		2.3%
NM	2	0	2	266	458		1.6%	1,221		1.5%
Other	32	8	40	4,783	6,181		20.9%	16,482		20.9%

Total Retail	133	22	155	20,704	$29,547	(b)	100%	$78,791	(b)	100%

(b) Lease income consists of base rent of $14,669, straight-line rental income of $13,994, ground lease reimbursement income of $1,004, and amortization of above and below market lease amortization of $(120) for the three months ended September 30, 2021 and $39,117 of base rent, $37,316 of straight-line rental income, $2,677 of ground lease reimbursement income, and $(319) of amortization of above and below market lease amortization from the Effective Date to September 30, 2021.

Company Highlights — From January 30, 2021 to September 30, 2021
Acquisitions
We had no acquisition activity from the Effective Date to September 30, 2021.
The following table summarizes the allocated fair value by property type as of the Effective Date:

Property Type	Ownership	Square Footage (Buildings)	Fair Value
Retail	Fee Simple	18,326	$1,234,100
	Ground Leasehold	3,386	203,208
Warehouse	Fee Simple	10,109	497,900
		31,821	$1,935,208

Dispositions
The following table summarizes the disposition activity from the Effective Date to September 30, 2021:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
7/9/21	San Diego, CA	Retail	Ground Leasehold	269	14,750	14,523	—
7/29/21	Lone Tree, CO	Retail	Fee Simple	151	7,000	6,773	464
7/29/21	Frisco, TX	Retail	Fee Simple	164	10,500	10,300	288
9/14/21	San Bruno, CA	Retail	Fee Simple	223	105,250	99,991	38,544
9/30/21	Carson, CA	Retail	Fee Simple	201	19,000	18,311	2,711
				1,008	156,500	149,898	42,007
Leasing Activity
There was no leasing activity from the Effective Date to September 30, 2021.
Capital Markets

There was no capital markets activity from the Effective Date to September 30, 2021.
Distributions
We paid distributions to the Certificateholders of $51,846 or $0.69 per certificate during the three months ended September 30, 2021, and $73,677 or $0.98 per certificate from the Effective Date to September 30, 2021.

Results of Operations
Net income attributable to Certificateholders was $66,631 for the three months ended September 30, 2021. This amount was primarily due to the following:
Revenues. The Trust’s earnings primarily consisted of rental payments by New JCP under the Master Leases. For the three months ended September 30, 2021, total lease income was $40,627, which is comprised of $23,766 of base rent, $15,940 of straight-line rental income, $(83) of net amortization of above and below market lease intangibles, and $1,004 of ground lease reimbursement income from the Retail Properties.
Expenses. The Trust’s expenses consisted of operating expenses, depreciation and amortization and general and administrative expenses. For the three months ended September 30, 2021, expenses were $16,003, which are comprised of $3,861 of operating expenses, $9,956 of depreciation and amortization, and $2,186 of general and administrative expenses.
Other income. Gain on sale of investment properties, net was $42,007 due to the sale of 5 Properties.

Net income attributable to Certificateholders was $106,830 from the Effective Date to September 30, 2021. This amount was primarily due to the following:

Revenues. The Trust’s earnings primarily consisted of rental payments by New JCP under the Master Leases. From the Effective Date to September 30, 2021, total lease income was $109,260, which was comprised of $63,764 of base rent, $42,876 of straight-line rental income, $(85) of net amortization of above and below market lease intangibles, and $2,705 of ground lease reimbursement income from Retail Properties.

Expenses. The Trust’s expenses consisted of operating expenses, depreciation and amortization, provision for impairment of investment properties, and general and administrative expenses. From the Effective Date to September 30, 2021, expenses were $44,073, which were comprised of $10,472 of operating expenses, $26,866 of depreciation and amortization, $750 provision for impairment of investment properties and $5,985 of general and administrative expenses.
Other income. Gain on sale of investment properties, net was $42,007 due to the sale of 5 Properties.

Net operating income (NOI)

We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of above and below market lease intangibles, (iii) non-cash ground lease reimbursement income, less all operating expenses other than non-cash ground rent expense, which is comprised of amortization of right-of-use lease assets and amortization of lease liabilities, depreciation and amortization, and formation expenses. We believe that NOI, which is a supplemental non-GAAP financial measure, provides an additional and useful operating perspective not immediately apparent from “Net income” in accordance with accounting principles generally accepted in the United States (GAAP). Comparison of our presentation of NOI to similarly titled measures for other entities may not necessarily be meaningful due to possible differences in definition and application by such entities. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income as computed in accordance with GAAP to NOI for the Reporting Period is as follows:

	Three Months Ended September 30, 2021	Period from January 30, 2021 to September 30, 2021
Net income	$66,631	$106,830
Adjustments to reconcile to NOI:
Depreciation and amortization	9,956	26,866
Provision for impairment of investment properties	—	750
Gain on sales of investment properties, net	(42,007)	(42,007)
Straight-line rental income, net	(15,940)	(42,876)
Amortization of above and below market lease intangibles, net	83	85
Formation expenses	—	364
Non-cash ground rent expense, net	1,555	4,227
Non-cash ground lease reimbursement income	(1,004)	(2,705)
NOI	$19,274	51,534
NOI was $19,274 for the three months ended September 30, 2021, which is primarily comprised of base rent payments from New JCP under the Master Leases of $23,766 less operating expenses of $3,861 (excluding non-cash ground rent expense of $1,555) and general and administrative expenses of $2,186.
NOI was $51,534 from the Effective Date to September 30, 2021, which is primarily comprised of base rent payments from New JCP under the Master Leases of $63,764 less operating expenses of $10,472 (excluding non-cash ground rent expense of $4,227) and general and administrative expenses of $5,985.

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
The following table presents a reconciliation of net income to FFO and Operating FFO:

	Three Months Ended September 30, 2021	Period from January 30, 2021 to September 30, 2021
Net income	$66,631	$106,830
Depreciation of real estate	8,188	22,043
Provision for impairment of investment properties	—	750
Gain on sales of investment properties, net	(42,007)	(42,007)
FFO	32,812	$87,616

FFO per certificate outstanding – basic and diluted	$0.44	$1.17

FFO	$32,812	$87,616
Formation expenses	—	364
Operating FFO	$32,812	$87,980

Operating FFO per certificate outstanding – basic and diluted	$0.44	$1.17
FFO for the three months ended September 30, 2021 was $32,812, which is primarily comprised of lease income from New JCP under the Master Leases of $40,627 less operating expenses of $3,861, non-real estate amortization of lease intangible assets and liabilities of $1,768 , and general and administrative expenses of $2,186.
FFO from the Effective Date to September 30, 2021 was $87,616, which is primarily comprised of lease income from New JCP under the Master Leases of $109,260 less operating expenses of $10,472, non-real estate amortization of lease intangible assets and liabilities of $4,823, general and administrative expenses of $5,985 and $364 of formation expenses.

Operating FFO for the three months ended September 30, 2021 was the same as FFO.
Operating FFO from the Effective Date to September 30, 2021 was $87,980, which is primarily comprised of lease income from New JCP under the Master Leases of $109,260, less operating expenses of $10,472, non-real estate amortization of lease intangible assets and liabilities of $4,823, and general and administrative expenses of $5,985.

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
We had no indebtedness as of September 30, 2021.
Debt Maturities
We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of September 30, 2021.
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
We paid distributions to the Certificateholders of $51,846 or $0.69 per certificate during the three months ended September 30, 2021, and $73,677 or $0.98 per certificate from the Effective Date to September 30, 2021.

Dispositions
Aggregate sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the three months ended September 30, 2021, and period from the Effective Date to September 30, 2021, included in the amount we paid to Certificateholders was $31,544 of aggregate sales proceeds. During October 2021, included in the amount we paid to Certificateholders was $118,150 of aggregate sales proceeds from dispositions that occurred in September.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the Tenant under the Master Leases and should otherwise be met with cash flows from operations.
Summary of Cash Flows
The following table highlights our cash flows:

Period from January 30, 2021 to September 30, 2021
Net cash provided by operating activities	$58,138
Net cash provided by investing activities	149,898
Net cash used in financing activities	(82,328)
Increase in cash, cash equivalents and restricted cash	125,708
Cash, cash equivalents and restricted cash, at beginning of period	25,563
Cash, cash equivalents and restricted cash, at end of period	$151,271
Cash Flows from Operating Activities
Net cash provided by operating activities from the Effective Date to September 30, 2021 was $58,138, which primarily consists of net income of $106,830 plus depreciation and amortization of $26,866, plus increases in accounts payable and accrued expenses of $1,610 and other liabilities of $7,869, less the gain on sales of investment properties, net of $42,007, increases in accounts receivable of $42,915 and other assets of $2,472.
From the Effective Date to September 30, 2021, we distributed $73,677 to Certificateholders, which is $15,539 greater than net cash provided by operating activities during the period. From the Effective Date to September 30, 2021, proceeds from sales of investment properties was $149,898, of which $31,544 was distributed to Certificateholders. The remaining proceeds were distributed subsequent to September 30, 2021.
Management believes that cash flows from operations and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.
Cash Flows from Investing Activities

Cash flows from investing activities from the Effective Date to September 30, 2021 was $149,898, which solely consists of proceeds from sales of investment properties.

Cash Flows from Financing Activities

Cash flows from financing activities from the Effective Date to September 30, 2021 was $82,328, which consist of distributions paid to Certificateholders of $73,677 and payments of assumed liability for transaction cost of $8,651.

Contractual Obligations
From the Effective Date to September 30, 2021, there were no material changes outside the normal course of business to the contractual obligations identified in our amended Registration Statement on Form 10 filed on March 18, 2021.

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

Impact of Recently Issued Accounting Pronouncements
None

Subsequent Events
Subsequent to September 30, 2021, we paid monthly distributions to Certificateholders of $124,635 or $1.66 per certificate in October 2021 and $6,187 or $0.08 per certificate in November 2021.
On November 3, 2021, the Trust sold a Retail Property in Houston, Texas for a gross sales price of $12,000 with a carrying value at September 30, 2021 of $9,254.

On November 5, 2021, the Trust sold a Retail Property in San Antonio, Texas for a gross sales price of $12,500 with a carrying value at September 30, 2021 of $9,009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We are not exposed to interest rate risk because we currently do not hold any long-term debt or derivatives. If we were to enter into long-term debt arrangements, our interest rate risk management objectives would be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.
As of September 30, 2021, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

Effects of Inflation

We do not believe that the rate of inflation has had a material impact on financial results from the Effective Date to September 30, 2021,

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon his evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 1A. RISK FACTORS
For a discussion of the Trust’s risk factors, refer to “Item 1A. Risk Factors” included in the Trust’s amended Registration Statement on Form 10 filed on March 18, 2021. There have been no material changes in the Trust’s risk factors during the period from March 18, 2021 to September 30, 2021.

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
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	November 10, 2021

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	November 10, 2021