Form 10-K
period 2021-12-31
Copper Property CTL Pass Through Trust
filed 2022-03-14
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE
None.
Index to Exhibits begins on page 60.

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I
All dollar amounts in this Form 10-K in Items 1. through 7A. are stated in thousands with the exception of per share, per square foot and per unit amounts

ITEM 1. BUSINESS

General and Operating History

Copper Property CTL Pass Through Trust, a New York common law trust (the “Trust,” “we,” “our” or “us”) was formed on December 12, 2020, in connection with the reorganization of Old Copper Company, Inc. (f/k/a J. C. Penney Company, Inc.) (“Old Copper”), and became effective on January 30, 2021 (the “Effective Date”) pursuant to the terms of the Amended Joint Chapter 11 Plan of Reorganization of Old Copper and certain of its subsidiaries (collectively, the “Debtors”) (the “Plan of Reorganization”).

On the Effective Date, through separate wholly-owned property holding companies (the “PropCos”), we owned 160 retail properties (the “Retail Properties”) and six distribution centers (the “Warehouses” and, together with the Retail Properties, the “Properties”), all of which were leased under two Master Leases to one or more subsidiaries of Copper Retail JV LLC (“OpCo Purchaser”) (collectively with its subsidiaries, “New JCP”), an entity formed by and under the control of a joint venture formed by Simon Property Group, L.P. and Brookfield Asset Management Inc.

During the period from the Effective Date to December 31, 2021, we sold thirteen Retail Properties and the six Warehouses for proceeds of $245,295 and $548,352, respectively. As a result of these sales, we recorded a gain on sales of investment properties of $109,696.

During the period from the Effective Date to December 31, 2021, we paid distributions to Certificateholders of $261,466 with the balance of the net proceeds of sales being distributed in January 2022.

As of December 31, 2021, we owned 147 Retail Properties in the United States across 37 states and Puerto Rico, comprising 19.7 million square feet of leasable space.

Business Objectives and Strategies

Our operations consist primarily of (i) owning the Properties, (ii) operating and leasing the Properties under the terms of the Master Leases to New JCP as the sole tenant and (iii) subject to market conditions and the conditions set forth in the Trust Agreement, selling the Properties to third-party purchasers.

The Amended and Restated Trust Agreement (the “Trust Agreement”) dated as of the Effective Date, created a series of equity trust certificates designated as “Copper Property CTL Pass Through Certificates” (the “Trust Certificates”), 75 million of which were issued on the Effective Date. Each Trust Certificate represents a fractional undivided beneficial interest in the Trust and represents the interests of the holders of the Trust Certificates (“Certificateholders”) in the Trust.

GLAS Trust Company, LLC serves as our independent third-party trustee (the "Trustee") pursuant to the terms of the Trust Agreement. The Trustee performs trust administration duties, including treasury management and certificate administration.

Hilco JCP LLC, an affiliate of Hilco Real Estate LLC, serves as our independent third-party manager (the "Manager") pursuant to the terms of the Management Agreement (the "Management Agreement") dated as of the Effective Date. The Manager performs asset management duties with respect to the Properties, primarily including collection of rents and other charges from New JCP, enforcement of the terms of the Master Leases, arranging for the sale of the Properties, coordinating with the Trustee in connection with the administration of the Trust, reporting to the Certificateholders, distribution of funds to vendors and Certificateholders, and performing duties necessary to support our day-to-day operations.

Tax Status

We intend to qualify as a liquidating trust within the meaning of United States Treasury Regulation (hereinafter “Treasury Regulation”) Section 301.7701-4(d) or, in the event we are not so treated, a partnership other than a partnership taxable as a corporation under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”).

Competition

From a real estate sales perspective, we compete with other retail properties, which could impact our ability to sell the Properties and the sale price that can be achieved for such sales. We compete for buyers based on a number of factors that include location, rental rates and suitability of the property’s design to prospective users’ needs.

We may compete for tenants with other entities advised or sponsored by affiliates of New JCP. Our ability to compete is also impacted by national and local economic trends, availability and cost of capital, maintenance and renovation costs, existing laws and regulations, new legislation and population trends.

Government Regulation

General

Compliance with various governmental regulations has an impact on our business, including on our capital expenditures, earnings and competitive position, which could be material. We monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, and the Americans with Disabilities Act of 1990 ("ADA"). In addition to the discussion above regarding our tax status and below regarding the ADA and certain environmental matters, see Item 1A. “Risk Factors” for a discussion of material risks to us, including, risks relating to governmental regulations, and see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have on our capital expenditures and earnings.

Americans with Disabilities Act (ADA)

Our properties must comply with Title III of the ADA to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to allow access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our existing properties are substantially in compliance with the ADA and that we will not be required to incur significant capital expenditures to address the requirements of the ADA. Refer to Item 1A. “Risk Factors” for more information regarding compliance with the ADA.

Environmental Matters

The Properties are subject to various environmental laws regulating, among other things, air emissions, wastewater discharges and the release of, or exposure to, hazardous materials (including asbestos). Failure to comply could result in material fines and penalties. Certain environmental laws can impose joint and several liability without regard to fault of responsible parties, including current and former owners and operators of real property, related to contamination. We could be liable with respect to contamination at currently owned properties for contamination that occurred prior to our ownership, at a formerly owned or operated property for contamination caused during our ownership or operation or with respect to a site which our tenant previously sent wastes for disposal. Based on Phase I environmental site assessments prepared in connection with the acquisition of the Properties, we do not believe that environmental liabilities presently known will have a material adverse effect on our financial condition or results of operations. In addition, we carry customary environmental liability insurance coverage. However, we cannot predict the impact of unforeseen environmental liabilities or new or changed laws or regulations on properties in which we hold an interest. The Tenant and the Lease Guarantors have entered into an Environmental Indemnity Agreement, dated as of December 7, 2020, pursuant to which they are required to comply with applicable environmental laws with respect to the Properties from and after the effective date of the Master Leases and to indemnify us if their noncompliance results in losses or claims against us. Refer to Item 1A. “Risk Factors” for more information regarding environmental matters.

Human Capital Resources

We do not have any employees. We are externally managed by the Manager pursuant to the Management Agreement. Our principal executive officers are employed by an affiliate of the Manager.

Insurance

The Master Leases require the Tenant to maintain insurance, including (i) “replacement cost” casualty insurance coverage insuring against customary hazards, including earthquake and flood coverage, (ii) commercial liability coverage and (iii) environmental liability coverage.

In addition, the Manager maintains (a) business interruption / contingent loss of rents and property insurance to protect the Trust for real property and loss of rents if primary insurance maintained by the Tenant fails, is inadequate or is not obtained by New JCP, (b) contingent lessors’ risk insurance to protect the Trust against exposure for third party bodily injury and property damage claims if primary insurance maintained by the Tenant fails, is inadequate or is not obtained by New JCP, (c) customary professional liability insurance with respect to services provided by the Manager to the Trust pursuant to the Management Agreement, (d) customary directors’ and officers’ liability insurance coverage and (e) customary environmental liability insurance coverage.

Access to Company Information

The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on the Company’s website at www.ctltrust.net as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our website, or other websites linked to our website, is not part of this document. Our reports may also be obtained by accessing the EDGAR database at the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our Certificateholders and careful consideration should be given to these risk factors, in addition to the other information included in this annual report. Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of our Certificates. In addition to the following disclosures, please refer to the explanation of qualification and limitations on forward-looking statements beginning on page 18 and you should also refer to the other information contained in this report, including the accompanying consolidated financial statements and the related notes.

Risks Relating to Limited Purpose and Recent Formation

The Trust has a limited purpose and does not expect to generate or receive cash other than from limited sources. Pursuant to the Trust Agreement, the Trust was established and exists for the purpose of collecting, holding, administering, distributing and liquidating the Properties for the benefit of the Certificateholders. The Trust Agreement further provides that the Trust shall have no objective or authority to continue or to engage in the conduct of a trade or business, except to the extent reasonably necessary to carry out the purpose of the Trust as set forth therein. The Trust does not expect to receive cash other than through lease payments from the Tenant and from sales of the Properties.

The Trust has a limited operating history. The Trust was established in December 2020 and capitalized in January 2021 when it acquired the Properties. The Trust's limited operating history makes it difficult to forecast, among other things, its future cash proceeds from sales of the Properties. In assessing its business prospects, you should consider various risks and difficulties encountered by newly organized companies. These risks include the Trust’s ability to implement and execute its business plan and respond effectively to operational and competitive challenges.

The Trust will incur significant costs as a result of the registration of the Trust Certificates under the Exchange Act and the Trust becoming a reporting issuer under the Exchange Act. As a reporting entity under the Exchange Act, the Trust will incur significant legal, accounting and other expenses that a non-reporting entity would not incur. In addition, the Exchange Act imposes various requirements on reporting entities that will require the Executive Officer, the Financial Officer and the Manager’s employees, management and other personnel to devote a substantial amount of time to compliance initiatives.

Risks Relating to Real Estate Assets

There is limited liquidity in real estate investments. Real estate is a relatively illiquid asset. The Trust may not be able to sell the Properties at the optimal time or for an optimal price in order to maximize its recovery. The number of potential buyers for the Retail Properties may be limited by the presence of such properties in retail or mall complexes. In addition, the Trust’s ability to sell or dispose of the Properties may be hindered by the fact that such Properties are subject to the terms of the Master Lease, or the fact that the Properties are subject to the leasehold rights of the Tenant may make such Properties less attractive to a potential buyer than alternative properties that may be for sale.

The Trust’s real estate asset portfolio’s tenant base is not diversified. The Properties consist entirely of retail stores leased to New JCP under the Master Lease. Pursuant to the Trust Agreement, the Trust will not acquire new real estate assets to diversify the tenants in its portfolio. This lack of diversification means that the Trust is particularly sensitive to the risks and fluctuations in the price of retail-related real estate, and any worsening of this particular market would result in a significant and outsized negative impact on the Trust. In addition, periods of economic slowdown or recession or declining demand for real estate in the United States, or the public perception that any of these events may occur, could result in a general decline in property values, which could materially adversely affect the Trust’s business, financial position, results of operations or cash flow. This could, in turn, adversely affect the Trust’s ability to make distributions to the Certificateholders.

If the Trust is unable to sell the Properties within a reasonable period of time, it may need to consider bulk marketing and disposition. The pool of potential buyers for the Properties is limited and, depending on market conditions, price reductions or bulk sales may be necessary. One or more bulk sales of the Properties may not yield as high an aggregate value as individual property sales, and a bulk sale may possibly depress prices in the market for the Properties, negatively affecting the Trust’s ability to recover the highest value for its remaining properties.

If the Trust is unable to sell the Properties within the approved sale period, the Properties may be transferred into a REIT. The Trust may not be able to sell all of the Properties by December 10, 2025, or any extended sale period approved by the Certificateholders (the "approved sale period"). Should the Trust be unable to sell all of the Properties within the approved sale period, the Manager may develop a plan for the conversion of one or more subsidiaries of the Trust to a REIT, the contribution of one or more of the Properties to an existing REIT, or the transfer of the Properties to an alternative investment vehicle. If the remaining Properties are held by a newly-formed REIT, the requirements applicable to such a REIT may delay further sales of Properties. Upon transfer of properties into a REIT, the amount or timing of distributions may be negatively affected.

Competition from other sellers of commercial real properties in the markets in which the Properties are located may adversely affect the Trust’s financial condition and net assets in liquidation. The addition of new retail properties in the markets where the Properties are located may increase the available supply of similar properties, creating downward pressure on sales prices and protracted sales periods for the Properties. In addition, any sales that do not satisfy the guidelines set out in the Trust Agreement may require the consent of up to two-thirds of the Certificateholders. Other sellers of retail properties will generally not be subject to similar selling restrictions, which may put the Trust at a competitive disadvantage relative to other sellers.

The land underlying some of the Properties is subject to ground leases, which could limit our use of such Properties, and a breach or termination of the ground leases could materially and adversely affect us. We lease the land underlying some of the Properties from third parties through ground leases covering such land. As a lessee under a ground lease, we are exposed to the possibility of losing the right to use the portion of the Properties covered by the ground lease upon termination, or upon an earlier breach by us, of the ground lease. The ground lease may also restrict our use of such Properties, which may limit our flexibility in renting such Properties and may adversely impact our ability to sell such Properties. In addition, certain ground leases contain options in favor of the ground lessor to purchase the ground lessee’s leasehold interest under certain circumstances, including cessation of the operation of retail business at the applicable Property.

Environmental compliance costs and liabilities associated with the Properties may materially impair the value of those assets. As an owner of real property, the Trust is subject to various federal, state and local environmental and health and safety laws and regulations. Although the Trust does not operate or manage the Properties, the Trust may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether the Trust knew of or caused the release. The failure to properly clean a Property may adversely affect our ability to lease, sell or rent the Property or to borrow funds using the Property as collateral. Further, some environmental laws create a lien on a contaminated site in favor of the government for damages and the costs the government incurs in connection with such contamination. In addition, the presence of contamination or the failure to remediate contamination may adversely affect the Trust’s ability to sell the Properties.

Adverse weather conditions and natural disasters could adversely affect the Trust’s operations and results. The Trust may not be able to obtain insurance at reasonable rates for natural disasters and other events that are beyond its control. Although the Tenant is required to maintain property insurance coverage, such coverage is subject to deductibles and limits on maximum benefits. We cannot assure you that the Tenant or the Trust will be able to fully insure such losses or that, in the case of business interruption coverage, such insurance will be maintained at all, or that the Tenant or the Trust will be able to fully collect, if at all, on claims resulting from such natural disasters. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it infeasible to use insurance proceeds to replace the damaged property. Furthermore, the Tenant or the Trust may not be able to obtain insurance for these types of events for all of the Properties at reasonable rates.

Risks Relating to Leasing to the Tenant

The Trust is dependent on New JCP as a tenant until the Properties are sold. Therefore, an event that has a material adverse effect on New JCP’s businesses, financial positions or results of operations could have a material adverse effect on the Trust’s business, financial position or results of operations. New JCP is the sole lessee of the Properties pursuant to the Master Lease. Together with the proceeds from sales of the Properties, the rent and other payment obligations under the Master Lease will account for all of the Trust’s revenues. Additionally, because the Master Lease is a triple-net lease, the Trust will depend on New JCP to pay insurance, taxes, utilities and maintenance and repair expenses in connection with the Properties and to indemnify, defend and hold the Landlord harmless from and against various claims, litigation and liabilities arising in connection therewith. Although the Lease Guarantors guarantee the Tenant's obligations under the Master Lease, there can be no assurance that the Lease Guarantors and the Tenant will have sufficient assets, income and access to financing to enable them to satisfy their payment obligations on account of the Master Lease. The inability or unwillingness of the Tenant and the Lease Guarantors to meet their rent and other obligations under the Master Lease and the related Lease Guaranty could materially adversely affect the Trust’s business, financial position or results of operations, including the Trust’s ability to make distributions to the Certificateholders. Such an event could also affect both the ability of the Trust to sell the Properties as well as the sales prices obtainable. In addition, due to the Trust’s dependence on rental payments from the Tenant as a primary source of revenues (in addition to sales proceeds from the sale of Properties), the Trust may be limited in its ability to enforce its rights under the Master Lease or to terminate the Master Lease. Failure by a Tenant and the Lease Guarantors to comply with their obligations under the Master Lease and the Lease Guaranties, as applicable, could require the Trust to find another tenant for such Property, and there could be a decrease or cessation of rental payments. In such event, the Trust may be unable to locate a suitable tenant at similar rental rates or at all, which would have the effect of reducing the Trust’s rental revenues.

The bankruptcy or insolvency of the Tenant and the Lease Guarantors could result in the termination of the Master Lease and material losses to the Trust. A bankruptcy or insolvency of the Tenant (which is the Trust’s sole tenant) and the Lease Guarantors (which are the Trust’s sole source of credit support for the Tenant’s obligations under the Master Leases) could result in a loss of a substantial portion of the Trust’s revenue and materially and adversely affect the Trust. Such an event could also affect both the ability of the Trust to sell the Properties as well as the sales prices obtainable. Each Master Lease is a single, unitary lease of all of the applicable Properties, such that in the event of a bankruptcy proceeding, the Tenant shall only be entitled to assume, reject or assign the entire Master Lease and not merely a portion thereof. Any claims against a bankrupt Tenant for unpaid future rent are subject to statutory limitations that would likely result in the Landlord’s receipt, if at all, of rental revenues that are substantially less than the contractually specified rent owed. In addition, any claim such Landlord has for unpaid past rent would likely not be paid in full. If a Tenant becomes bankrupt or insolvent, federal law may prohibit the Landlord from evicting such Tenant based solely upon such bankruptcy or insolvency. The Trust may also be unable to re-lease a terminated or rejected space or re-lease it on comparable or more favorable terms. If the Trust does re-lease rejected space, it will likely incur significant costs for brokerage, marketing and tenant inducement expenses. In addition, although the Trust believes that the Master Leases are “true leases” for purposes of bankruptcy law, it is possible that a bankruptcy court could re-characterize the lease transactions set forth in the Master Leases as a secured lending transaction, in which case the Trust would not be treated as the owner of the property and could lose certain rights as the owner in the bankruptcy proceeding.

The Trust is dependent on the retail industry and may be susceptible to the risks associated with it, which could materially adversely affect its business, financial position or results of operations. As the landlord of retail stores, the Trust is impacted by the risks associated with the retail industry, which may be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which the Trust has no control. As the Trust is subject to risks inherent in having substantial investments in a single industry, a decrease in the retail industry would likely have a greater adverse effect on its revenues than if the Trust owned a more diversified real estate portfolio, particularly because the ability of the Tenant and the Lease Guarantors to pay the rent under the Master Leases is based, over time, on the performance of the retail stores operated by New JCP at the Properties and New JCP’s other properties. The retail industry is characterized by a high degree of competition among a large number of participants, and competition is intense in most of the markets where the Properties are located. Additionally, decreases in discretionary consumer spending brought about by weakened general economic conditions such as lackluster recoveries from recessions, high unemployment levels, higher income taxes, a rise in inflation in the U.S., low levels of consumer confidence, cultural and demographic changes, increased stock market volatility, shipping delays and global supply chain issues may negatively impact the Trust’s revenues and operating cash flows. In particular, the global COVID-19 pandemic has had, and may continue to have an unprecedented impact on both the global and the U.S. economy in general, and the retail industry in particular.

Risks Relating to the Trust Certificates

The Trust cannot predict with certainty the timing or amount of distributions to the Certificateholders. It is not possible to predict with certainty the timing and amount of future distributions to the Certificateholders. The cash receipts that distributions are based on cannot be predicted with certainty because they are subject to conditions that are beyond the Trust’s control or that are inherently uncertain, such as the amount and timing of the Trust’s sale of the Properties. As the Trust continues to sell Properties, the cash available from lease payments will decrease and therefore, so will distributions to the Certificateholders. In addition, as such payments decrease, it is possible that the amount to be distributed will not be sufficient to cover expenses, which must be paid prior to distributions to the Certificateholders. It is therefore possible that for any distribution date there may be a limited distribution or no distribution to Certificateholders. Further, the Trust’s objective is to sell all Properties to third-party investors as promptly as practicable after the Effective Date, and the Trust is not permitted to acquire new or additional properties, which may increase certain of the risks discussed herein. In addition, certain Properties cannot be sold immediately and therefore Certificateholders may need to hold the Trust Certificates for an extended period of time in order to receive distributions that include the proceeds of the sales of such Properties. See “Item 1. Business—Description of the Trust Documents—Master Leases—Lockout Periods.”

The Trust Certificates are not suitable as a long-term investment. The Trust intends to complete the sale of the Properties in as short a time as is consistent with the maximization of the value of its assets, without regard to the potential long-term capital appreciation of the Properties.

The value of the Trust Certificates is expected to decrease over time. The value of the Trust Certificates will depend primarily on the anticipated net liquidation value of the assets of the Trust, which is expected to decrease with each distribution of the proceeds of Property sales.

The market for our Trust Certificates is thinly traded and you may find it difficult to dispose of your Trust Certificates, which could cause you to lose all or a portion of your investment in our company. Although our Trust Certificates trade over the counter, only limited trading in our Trust Certificates has developed and we expect to have only a limited trading market for the foreseeable future. As a result, you may find it difficult to dispose of our Trust Certificates and you may suffer a loss of all or a substantial portion of your investment in our Trust Certificates. The Trust is pursuing a listing of the Trust Certificates on a national securities exchange, but there can be no assurance that the Trust will successfully obtain listing of the Trust Certificates.

If a trading market for Trust Certificates develops, the market price may be volatile. Many factors could cause the market price of the Trust Certificates to rise and fall, including the following:

•sales of Properties held by the Trust;
•changes in real estate market conditions;
•actual or anticipated fluctuations in the Trust’s quarterly or annual financial results;
•the financial guidance and projections the Trust may provide to the public, any changes in such guidance and projections, or the failure to meet such guidance and projections;
•changes in the market valuations of other companies in the same industry as the Trust;
•various market factors or perceived market factors, including rumors, whether or not correct, involving the Trust, the Properties, potential buyers of the Properties, the Tenant, the impact of the preferential offer rights held by the Tenant and the Trust’s or Tenant's competitors;
•sales, or anticipated sales, of large blocks of Trust Certificates, including short selling by investors;
•regulatory developments;
•litigation and governmental or regulatory investigations; and
•general economic, political and financial market conditions or events.

To the extent that there is volatility in the price of Trust Certificates, the Trust may also become the target of securities litigation. Securities litigation could result in substantial costs and divert the Trustee’s attention and the Trust’s resources as well as depress the value of the Trust Certificates.

Certain Certificateholders may be deemed under the Bankruptcy Code to be “underwriters” and may not be able to sell or transfer their Trust Certificates in reliance upon the Bankruptcy Code’s exemption from the registration requirements of federal and state securities laws provided by Section 1145 of the Bankruptcy Code. The issuance of the Trust Certificates is expected to be exempt pursuant to Section 1145 of the Bankruptcy Code. However, any initial recipient thereof that (i) is an “affiliate” of the Debtors or the Trust, as defined in Rule 144(a)(1) under the Securities Act, (ii) has been such an “affiliate” within 90 days of such transfer, or (iii) is an entity that is an “underwriter,” as defined in subsection (b) of Section 1145 of the Bankruptcy Code will not be permitted to freely sell their Trust Certificates. Such persons may include holders of 10% or more of the Trust Certificates, and such persons may not be able to offer or sell their Trust Certificates without registration under the Securities Act or applicable state securities (i.e., “blue sky”) laws unless such offer and sale is exempted from the registration requirements of such laws. The offer and sale of Trust Certificates by statutory underwriters in reliance upon an exemption from registration under the Securities Act may require compliance with the requirements and conditions of Rule 144 of such law, including those regarding the holding period, the adequacy of current public information regarding the Trust, sale volume restrictions, broker transactions and the filing of a notice. The Trust has entered into a cooperation agreement and agreed to register the Trust Certificates for resale in certain circumstances, but delays in connection with such registration statement becoming effective could delay sales of Trust Certificates beyond the time when a statutory underwriter wishes to sell its Trust Certificates.

The Trust Agreement includes provisions that limit the Certificateholders’ approval rights. Under the Trust Agreement, the Certificateholders have limited approval rights and the Trust will not have Certificateholder meetings. The Certificateholders take no part in the management or control of the Trust. Accordingly, the Certificateholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. The Certificateholders’ limited voting rights give significant control under the Trust Agreement to the Manager and the Trustee. The Manager and the Trustee may take actions in the operation of the Trust that may be adverse to the interests of the Certificateholders and may adversely affect the value of the Trust Certificates.

Certificateholders have limited rights to institute any suit, action or proceeding at law or in equity or otherwise with respect to this Trust Agreement or the Certificates. A Certificateholder shall not have the right to institute any suit, action or proceeding at law or in equity or otherwise with respect to this Trust Agreement or the Certificates or otherwise, or for the appointment of a receiver or for the enforcement of any other remedy under the Trust Agreement or the Certificates or otherwise, unless, among other items, Certificateholders holding Certificates evidencing Fractional Undivided Interests aggregating not less than 25% of the Trust Interests shall have requested the Trustee in writing to institute such suit, action or proceeding and shall have offered to the Trustee indemnity as provided in the Trust Agreement. The Trust believes that this provision is applicable to both initial certificate holders and purchasers in secondary transactions.

Certificateholders may not be entitled to a jury trial with respect to claims arising under the Trust Agreement, which could result in less favorable outcomes to the plaintiff(s) in any action under the Trust Agreement. The Trust Agreement provides that, to the fullest extent permitted by law, the parties to the agreement waive the right to a trial by jury in any legal proceeding directly or indirectly arising out of or relating to the Trust Agreement, any Certificate or any of the transactions contemplated thereby. The Trust believes that this waiver is applicable to both initial Certificateholders and purchasers in secondary transactions.

If the Trust opposed a jury trial demand based on the waiver, the court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law. To our knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the federal securities laws has not been finally adjudicated. However, we believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of New York, which govern the Trust Agreement, by a federal or state court in the City of New York, which has non-exclusive jurisdiction over matters arising under the Trust Agreement. In determining whether to enforce a contractual pre-dispute jury trial waiver provision, courts will generally consider whether a party knowingly, intelligently and voluntarily waived the right to a jury trial. The Trust believes that this is the case with respect to the Trust Agreement and the Certificates.

If any Certificateholder brings a claim against us the Trust in connection with matters arising under the Trust Agreement or the Certificates, including claims under federal securities laws, such Certificateholder may not be entitled to a jury trial with respect to such claims, which may have the effect of limiting and discouraging lawsuits against the Trust. If a lawsuit is brought against the Trust under the Trust Agreement, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have had, including results that could be less favorable to the plaintiff(s) in any such action.

Nevertheless, if this jury trial waiver provision is not permitted by applicable law, an action could proceed under the terms of the Trust Agreement with a jury trial. No condition, stipulation or provision of the Trust Agreement or the Certificates serves as a waiver by any Certificateholder or the Trust of compliance with any substantive provision of the U.S. federal securities laws and the rules and regulations promulgated thereunder.

The value of the Trust Certificates may be adversely affected if the Trust is required to indemnify the Trustee or the Manager under the Trust Documents. Under the Trust Documents, the Trustee and the Manager each has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. If the Trust is required to indemnify the Trustee or the Manager under the Trust Documents, it could reduce the value of the Trust Certificates.

Risk Relating to the Trustee, the Manager and Brokers

Certificateholders will have only limited rights against the Trustee, and the Trustee has limited liability to the Trust. The Trust Agreement provides that the Trustee (and its affiliates, directors, officers, employees and representatives) and any officer, employee or agent of the Trust or its affiliates shall not incur any liability to the Trust or the Certificateholders for any act or omission thereunder unless the Trustee has acted with gross negligence, bad faith or willful misconduct. The Certificateholders will therefore have no recourse to such parties for actions taken or not taken for which they disagree, absent such gross negligence, bad faith or willful misconduct.

The Trust’s success depends on the efforts of third-party managers and real estate brokers. The Trust has retained the Manager, who is an independent third party, to perform asset management duties with respect to the Properties, and the Manager will retain third-party real estate brokers to sell the Properties. Any of these third-party service providers may terminate their relationship with the Trust at any time upon relatively short notice or no notice. In addition, the Certificateholders may disagree with the third parties chosen by the Manager but will not have the ability to change or remove such third parties other than pursuant to limited approval rights.

The Manager has a limited history of managing investment vehicles like the Trust and its experience may be inadequate or unsuitable to manage the Trust. Although the Manager has a significant history of asset and property management, the past performances of the Manager in other investment vehicles is not an indication of its ability to manage an investment vehicle such as the Trust. If the experience of the Manager and its employees is inadequate or unsuitable to manage the Trust, the operations of the Trust may be adversely affected.

The Trust may need to find and appoint a replacement Manager quickly, which could pose a challenge to the operations of the Trust. The Majority Certificateholders could decide to replace the current Manager. Transferring responsibilities to another party will likely be complex and could subject the Trust to the risk of loss during the transfer, which could have a negative impact on the value of the Trust Certificates or result in loss of the Trust’s assets and the Manager may also resign. The Trustee and the Certificateholders may not be able to find a party willing to serve as the Manager under the same terms as the current Management Agreement. To the extent that the Trustee and the Certificateholders are not able to find a suitable party willing to serve as the Manager, or to the extent that doing so requires entering into a modified Management Agreement that is less favorable for the Trust, the value of the Trust Certificates could be adversely affected.

Risks Relating to Taxes

If the Trust is not treated as a liquidating trust for federal tax purposes, there may be adverse tax consequences to the Trust and the Certificateholders. Pursuant to the Trust Agreement, the Trust was organized with the intention that it qualify as a liquidating trust under applicable federal income tax rules. A liquidating trust is treated as a grantor trust, which is a pass-through entity for federal income tax purposes. However, no legal opinions have been requested from counsel, and no rulings have been or will be requested from the Internal Revenue Service (the “IRS”), as to the tax treatment of the Trust. Accordingly, there can be no assurance that the IRS will not assert, and that a court would not conclude, that the Trust does not qualify as a liquidating trust. If the Trust does not qualify as a liquidating trust, it is intended that the Trust be treated as a partnership for U.S. federal income tax purposes (which would also be a pass-through entity for federal income tax purposes although the tax consequences of owning a partnership may differ from those of owning a grantor trust in some respects, possibly adversely); however, that treatment as a partnership is also not certain. Because a significant proportion of the Trust’s income is expected to be real property rents received from New JCP or an assignee or sub-lessee thereof, the Trust Agreement includes restrictions on the transferability of Trust Certificates to Certificateholders that directly or indirectly own 4.9% or more of the Trust Certificates, which restrictions are intended to ensure that the Trust’s rental income is not treated as received from a lessee or sub-lessee that is treated as related to the Trust for purposes of the publicly traded partnership “qualifying income” rules. These restrictions are intended to preserve the status of the Trust’s rental income as “qualifying income” and thus, preserve the Trust’s status as a partnership for U.S. federal income tax purposes in the event that the Trust is not treated as a grantor trust. However, New JCP is permitted to transfer its rights and obligations under the Master Leases in a variety of situations and the Trust may be unable to control who becomes a lessee or sublessee thereunder. Accordingly, even if the Trust Agreement’s transfer restrictions are complied with, they may not prevent some or all of the Trust’s rental income from being treated as related party rent for purposes of the publicly traded partnership rules, which could cause the Trust to fail to qualify as a partnership. If the Trust does not qualify as a liquidating trust and is not treated as a partnership for federal income tax purposes, there may be adverse federal income tax consequences, including taxation of the income of the Trust at the entity level, which could reduce the amount of cash available for distributions to the Certificateholders, and additional tax payable by the Certificateholders upon their receipt of distributions.

A Certificateholder’s tax liability could exceed distributions. Given the intended treatment of the Trust as a liquidating trust treated as a grantor trust for federal income tax purposes, the Certificateholders will be subject to tax on their share of the Trust’s income, regardless of whether any distributions are made by the Trust. Therefore, for any particular year, taxable income recognized by a Certificateholder with respect to its Trust Certificates may exceed the amount of distributions, if any, that are made, in which case such Certificateholder would need to satisfy any tax liabilities arising from the ownership of Trust Certificates from such Certificateholder’s own funds.

Before purchasing Trust Certificates, investors are urged to engage in careful tax planning with a tax professional. The federal income tax treatment of the Trust Certificates is complex and may not be clear in all cases. Additionally, the federal income tax treatment of the Trust Certificates may vary depending on the investor’s particular facts and circumstances. Investors other than individual citizens or residents of the United States or United States corporations should consider the impact of their status on the tax treatment of such an investment.

Purchasers of Trust Certificates may be required to make special calculations to determine tax gain or loss on the sale of Trust Certificates. The owner of beneficial interests in a grantor trust (like a Trust Certificate) for most federal income tax purposes is treated as owning its proportionate share of the trust’s assets, incurring its proportionate share of the trust’s liabilities and earning its proportionate share of the income of the trust. The Trust does not expect to maintain a separate basis account for any subsequent purchaser of a Trust Certificate in an open market transaction. However, to the extent the Trust is treated as a grantor trust, such a subsequent purchaser may be treated as though such purchaser purchased the assets of the Trust deemed to have been owned by the selling Certificateholder by reason of owning Trust Certificates. The subsequent purchaser should have a fair market value tax basis in the acquired Trust Certificates equal to such purchaser’s purchase price of the Trust Certificates. However, the books and records of the Trust may not reflect this new basis. Upon the sale of assets by the Trust, such a subsequent purchaser may need to make special calculations to report correctly its share of gain or loss for federal income tax purposes. Investors are urged to consult with their tax advisors regarding the acquisition, ownership and disposition of Trust Certificates.

The ownership and disposition of Trust Certificates may give rise to adverse tax consequences for non-U.S. and certain tax-exempt Certificateholders. The Trust is expected to sell or otherwise dispose of its assets as quickly as commercially possible. Until individual assets are sold, such assets will generate rental income pursuant to the Master Leases. Such income will be allocated to the Certificateholders, and each Certificateholder should assume this income may be treated as income from the active conduct of a trade or business in the United States for federal income tax purposes. As a result, a non-U.S. Certificateholder that is not otherwise required to file federal income tax returns or pay federal income tax may be deemed engaged in such a U.S. trade or business and required to file a federal income tax return and pay federal income tax with respect to income (including income allocated to it by the Trust) that is connected to such trade or business. If the rental income is not treated as income from the active conduct of a U.S. trade or business, a non-US. Certificateholder generally would be subject to 30% gross basis withholding tax (or such lower rate specified by an applicable tax treaty) on distributions that are attributable to such rental income unless a special election is made to treat such rental income as income from a U.S. trade or business. In addition, gain arising in connection with the disposition of Properties is expected to be treated as gain from the disposition of a U.S. real property interest, subject to federal income tax for a non-U.S. Certificateholder. A withholding agent may withhold at the highest applicable rate on distributions to non-U.S. Certificateholders that are attributable to any such dispositions, and non-U.S. Certificateholders will be required to file federal income tax returns and pay federal income tax, to the extent not previously withheld, on their allocable share of any gain. A Certificateholder that is a non-U.S. corporation may be subject to a 30% branch profits tax (or such lower rate specified by an applicable tax treaty) of its effectively connected earnings and profits for each taxable year, as adjusted for certain taxes.
If a Certificateholder disposes of Trust Certificates, such disposition generally will be treated for federal income tax purposes as a disposition of an undivided interest in each of the underlying assets of the Trust. As such, unless the Trust Certificates are considered to be regularly traded on an established securities market for purposes of the Foreign Investment in Real Property Tax Act (“FIRPTA”), any amounts received on the disposition of the Trust Certificates that are attributable to a non-U.S. Certificateholder’s deemed disposition of a U.S. real property interest held by the Trust generally will be taxed on a net income basis in the manner described above. In addition, a buyer of Trust Certificates generally would be required to withhold 15% of the purchase price for such Trust Certificates to the extent the disposition of such Trust Certificates by the seller is attributable to the deemed disposition of underlying assets that constitute U.S. real property interests. If the Trust Certificates are considered to be regularly traded on an established securities market for purposes of FIRPTA, the disposition of the Trust Certificates generally would be subject to the rules under FIRPTA that govern publicly traded interests in publicly traded corporations. In such case, a non-U.S. Certificateholder that is not otherwise required to file federal income tax returns or pay federal income tax generally would only be subject to federal income tax under FIRPTA if such non-U.S. Certificateholder owned more than 5% of the Trust Certificates at any time during an applicable measuring period. It is not clear whether the Trust Certificates will be considered to be regularly traded on an established securities market for purposes of FIRPTA. These restrictions and the restrictions described below may make ownership and disposition of the Trust Certificates less attractive.

Certain tax-exempt Certificateholders may be subject to tax with respect to their share of the Trust’s income if such income is unrelated business taxable income (“UBTI”), including income treated as “debt financed” income. Tax-exempt Certificateholders are strongly encouraged to consult their own tax advisors regarding all aspects of UBTI.

The Certificateholders may be subject to state and local income taxes and may have to file tax returns in each jurisdiction where a Property is located. The Trust owns real property located in a significant number of U.S. states. Many U.S. states impose income taxes on income earned with respect to real property located in such jurisdiction, including on gains resulting from the disposition of such property. States or localities that respect the pass-through nature of the Trust for tax purposes may require a Certificateholder to file a tax return and pay income tax in their jurisdiction. Because the Trust owns properties in 37 U.S. states, this could result in the Certificateholders being required to file tax returns and paying taxes in a large number of jurisdictions.

Expenses incurred by the Trust may not be deductible by the Certificateholders. Expenses incurred by the Trust generally will be deemed to have been proportionately paid by each Certificateholder. As such, these expenses may not be deductible or may be subject to limitations on deductibility. Investors are urged to consult with their tax advisors regarding the acquisition, ownership and disposition of Trust Certificates.

Risks Relating to Accounting, Financial Reporting and Information Management

The Properties may be subject to impairment charges that may materially affect our financial results. Economic and other conditions may adversely impact the valuation of our assets, resulting in impairment charges that could have a material adverse effect on our results of operations and earnings. On a regular basis, we evaluate our assets for impairments based on various triggers, including changes in the projected cash flows of such assets and market conditions. If we determine that an impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. Furthermore, changes in estimated future cash flows due to a change in our plans, policies or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be material.

If the Trust is unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of its financial reporting may be adversely affected. If the Trust identifies one or more material weaknesses in the Trust’s internal control over financial reporting, the Trust may be required to disclose that its internal control over financial reporting is ineffective. Were this to occur, the Trust could lose investor confidence in the accuracy and completeness of its financial reports, which could have a material adverse effect on the Trust’s reputation and the value of the Trust Certificates.

Any decision on the part of the Trust, as an emerging growth company, to choose reduced disclosures applicable to emerging growth companies could make the Trust Certificates less attractive to investors. The Trust is an “emerging growth company,” as defined in the Securities Act, and for so long as it continues to be an emerging growth company, it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies, including the extended transition period for complying with new or revised financial accounting standards. As a result of our reduced reporting, investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent or complete as other companies in our industry. No assurance can be given that this reduced reporting will not have an impact on the price of the Trust Certificates. We are not required to comply with certain reporting requirements, including those relating to auditor's attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to (1) provide an auditor's attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the

Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board ("PCAOB") requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosures regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as shares of common stock are not traded on a securities exchange, we will be deemed to be a "non-accelerated filer" under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Manager and we do not directly compensate our executive officers, or reimburse the Manager or its affiliates for salaries, bonuses, benefits and severance payments for any persons who also serve as one of our executive officers or as an executive officer of the Manager, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

We cannot predict if investors will find the Trust Certificates less attractive because we choose to rely on any of the exemptions discussed above.

Information technology, data security breaches and other similar events could harm the Trust. The Trust and its service providers, including the Manager, rely on information technology and other computer resources to perform operational activities as well as to maintain the Trust’s business records and financial data. These computer systems are subject to damage or interruption from power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and breach of data security protocols by its personnel or third-party service providers. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Although the Trust has implemented administrative and technical controls and taken other actions to minimize the risk of cyber incidents and otherwise protect its information technology, computer intrusion efforts are becoming increasingly sophisticated, thereby increasing the difficult of detecting and defending against them, and even the controls that the Trust has installed might be breached. Additionally, security breaches of the Trust’s information technology systems could result in the misappropriation or unauthorized disclosure of proprietary, personal and confidential information, which could result in significant financial or reputational damages to the Trust. Further, most of these computer resources are provided to the Trust or are maintained on behalf of the Trust by third-party service providers pursuant to agreements that specify certain security and service level standards, but which ultimately are outside of the Trust’s control. The Trust's third-party service providers or business partners’ information technology systems, or hardware/software provided by such third parties for use in our information technology systems, may be vulnerable to similar threats and our business could be affected by those or similar third-party relationships.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

For summary information regarding our owned and ground-leased Retail Properties as of December 31, 2021, which includes the Retail Property classified as held for sale, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations." Square feet and annual base rent are presented in thousands. For additional details on our Retail Properties, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently a limited trading market for the Trust Certificates.

Holders

At March 11, 2022, we had one certificateholder of record because all our Certificates are in book entry form through the Depository Trust Company. The number of beneficial owners is substantially greater than the number of record holders, because all of our Certificates are held in “street name” by banks and brokers.

Dividend Policy

The Trust paid distributions to the Certificateholders of $261,466 or $3.49 per certificate from the Effective Date to December 31, 2021.

The Trust is required to distribute on a monthly basis the proceeds from lease payments under the Master Leases (until such time as all of the Properties have been sold) and all sales proceeds from the disposition of Properties, in each case pro rata, to the Certificateholders as of the record date immediately preceding the applicable distribution date. Such distributions shall be net of tax payments to be made by the Trust, fees and expenses of the Trustee, the Manager and any other professional advisors, and funds to be set aside for the Trustee’s and Manager’s reserve accounts.

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2021.

Trust Purchases of Equity Securities

There were no purchases of equity securities by the Trust during the quarter ended December 31, 2021.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “intends,” “plans,” “estimates” or “anticipates” and variations of such words or similar expressions or the negative of such words. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;
•economic and other developments in markets where we have a high concentration of properties;
•our business strategy;
•our projected operating results;
•rental rates and/or vacancy rates;
•material deterioration in operating performance or credit of New JCP;
•frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenant;
•bankruptcy, insolvency or general downturn in the business of New JCP;
•adverse impact of e-commerce developments and shifting consumer retail behavior on our tenant;
•interest rates or operating costs;
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
•pandemics or other public health crises, such as COVID-19, and the related impact on (i) our ability to manage our properties, finance our operations and perform necessary administrative and reporting functions and (ii) our tenant’s ability to operate their businesses, generate sales and meet their financial obligations, including the obligation to pay rent and other charges as specified in their leases;
•insurance coverage; and

•the likelihood or actual occurrence of terrorist attacks in the U.S.
For a further discussion of these and other factors that could impact our future results, performance or transactions, see “Item 1A. Risk Factors” in our registration statement on Form 10 that was filed by the Trust in order to voluntarily register the Trust Certificates under Section 12(g) of the Securities Exchange Act of 1934, as amended. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic and related public health and safety measures have caused significant disruption to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets. Many governments across the globe, including in U.S. states and cities where we own properties, have implemented measures intended to control the spread of COVID-19 including stay at home orders, restrictions on travel, restrictions on business operations and certain types of construction projects that may continue. Many of these restrictions remained in place for months as new variants emerged and are likely to stay in place in one form or another for the foreseeable future. While we did not incur any disruptions to our lease income and occupancy during the period from the Effective Date to December 31, 2021 as a result of the COVID-19 pandemic, we continue to closely monitor the impact of the pandemic on all aspects of our business. Due to the numerous uncertainties inherent in the pandemic, it is not possible to predict with certainty the impact the pandemic will have on our financial condition, results of operations and cash flows.

Executive Summary
Copper Property CTL Pass Through Trust exists for the sole purpose of collecting rents, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of December 31, 2021, we owned

147 retail operating properties, 22 of which are encumbered by ground leases, across 37 U.S. states and Puerto Rico representing 19,687 square feet of leasable space.
The following table summarizes our portfolio as of December 31, 2021, which includes the Retail Property classified as held for sale (square feet and Lease income are presented in thousands):

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income from January 30, 2021 to December 31, 2021		Lease income as % of total
CA	20	5	25	3,741	$20,003		19.5%
TX	20	4	24	2,536	13,840		13.5%
FL	8	1	9	1,292	7,806		7.6%
NJ	5	0	5	438	4,629		4.5%
WA	3	1	4	883	4,154		4.0%
NY	1	2	3	555	3,952		3.8%
IL	5	0	5	666	3,733		3.6%
VA	5	0	5	863	3,305		3.2%
NV	2	1	3	469	3,134		3.1%
AZ	4	0	4	845	3,114		3.0%
MI	6	0	6	737	3,111		3.0%
OH	5	0	5	492	2,801		2.7%
PA	4	0	4	645	2,681		2.6%
MD	4	0	4	559	2,535		2.5%
NM	2	0	2	266	1,679		1.6%
Other	31	8	39	4,700	22,252		21.7%

Total Retail	125	22	147	19,687	$102,729	(a)	100%

(a) Lease income consists of $51,261 of base rent, $48,902 of straight-line rental income, $3,689 of ground lease reimbursement income, and $(1,123) of amortization of above and below market lease amortization from the Effective Date to December 31, 2021. The base rent earned in 2021 reflected a 50% rent abatement pursuant to the the terms of the Master Lease. This rent abatement expired at December 31, 2021.

Company Highlights — From January 30, 2021 to December 31, 2021
Acquisitions
We had no acquisition activity subsequent to the Effective Date through December 31, 2021.
The following table summarizes the recorded fair value by property type as of the Effective Date:

Property Type	Ownership	Square Footage (Buildings)	Fair Value
Retail	Fee Simple	18,326	$1,234,100
	Ground Leasehold	3,386	203,208
Warehouse	Fee Simple	10,109	497,900
		31,821	$1,935,208

Dispositions
The following table summarizes the disposition activity from the Effective Date to December 31, 2021:

Sale Date	Location		Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
7/9/21	San Diego, CA		Retail	Ground Lease	269	$14,750	$14,523	$—	(3)
7/29/21	Lone Tree, CO		Retail	Fee Simple	151	7,000	6,773	466
7/29/21	Frisco, TX		Retail	Fee Simple	164	10,500	10,300	291
9/14/21	San Bruno, CA		Retail	Fee Simple	223	105,250	99,991	38,543
9/30/21	Carson, CA		Retail	Fee Simple	201	19,000	18,310	2,675
11/03/21	Houston, TX		Retail	Fee Simple	140	12,000	11,788	2,489
11/05/21	San Antonio, TX		Retail	Fee Simple	104	12,500	12,057	3,148
11/17/21	Phoenix, AZ		Retail	Fee Simple	159	7,000	6,896	1,236
11/19/21	Texas Portfolio	(1)	Retail	Fee Simple	325	20,600	20,192	936
12/17/21	Distribution Center Portfolio	(2)	Warehouse	Fee Simple	10,109	557,165	548,352	59,702
12/23/21	Queens, NY		Retail	Fee Simple	204	40,500	38,785	—	(3)
12/29/21	Woodbury, MN		Retail	Fee Simple	82	5,750	5,680	210
					12,131	$812,015	$793,647	$109,696
(1) Portfolio comprised of three Retail Properties located in Fairview, TX, Flower Mound, TX, and Round Rock, TX.
(2) Portfolio comprised of six Warehouses located in Statesville, NC, Columbus, OH, Lenexa, KS, Reno, NV, Haslet, TX, and Atlanta, GA.
(3) Prior to disposition, the carrying value of these Properties were reduced to fair value and a provision for impairment of $1,951 was recognized.

Leasing Activity

There was no leasing activity from the Effective Date to December 31, 2021.

Capital Markets

There was no capital markets activity from the Effective Date to December 31, 2021.

Distributions

We paid distributions to the Certificateholders of $261,466 or $3.49 per certificate from the Effective Date to December 31, 2021.

Results of Operations
Net income attributable to Certificateholders was $196,716 from the Effective Date to December 31, 2021. This amount was primarily due to the following:
Revenues: The Trust’s earnings primarily consisted of rental payments by New JCP under the Master Leases. From the Effective Date to December 31, 2021, total lease income was $146,924, which was comprised of $85,575 of base rent, $58,037 of straight-line rental income, $(405) of net amortization of above and below market lease intangibles, and $3,717 of ground lease reimbursement income from Retail Properties. Base rent from Retail Properties includes a 50% rent abatement totaling $54,570 for the period the Effective Date to December 31, 2021. The base rent abatement period for Retail Properties expired at December 31, 2021.

Expenses: The Trust’s expenses consisted of operating expenses, depreciation and amortization, provision for impairment of investment properties, and general and administrative expenses. From the Effective Date to December 31, 2021, expenses were $59,540, which were comprised of $14,262 of operating expenses, $35,182 of depreciation and amortization, $1,951 provision for impairment of investment properties and $8,145 of general and administrative expenses.
Other income: Gain on sale of investment properties, net of selling expenses was $109,696 due to the sale of 19 Properties.

Net operating income (NOI)

We define NOI as revenues less operating expenses. Revenues include all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of above and below market lease intangibles, and (iii) non-cash ground lease reimbursement income. Operating expenses include all operating expenses other than non-cash ground rent expense, which is comprised of amortization of right-of-use lease assets and amortization of lease liabilities, depreciation and amortization, and formation expenses. We believe that NOI, which is a supplemental non-GAAP financial measure, provides an additional and useful operating perspective not immediately apparent from “Net income” in accordance with accounting principles generally accepted in the United States (GAAP). Comparison of our presentation of NOI to similarly titled measures for other entities may not necessarily be meaningful due to possible differences in definition and application by such entities.

For reference and as an aid in understanding our computation of NOI, a reconciliation of net income as computed in accordance with GAAP to NOI for the period from the Effective Date to December 31, 2021 is as follows:

Period from January 30, 2021 to December 31, 2021
Net income	$196,716
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	35,182
Provision for impairment of investment properties	1,951
Gain on sales of investment properties, net	(109,696)
Straight-line rental income, net	(58,037)
Amortization of above and below market lease intangibles, net	405
Formation expenses	364
Non-cash ground rent expense, net	5,782
Non-cash ground lease reimbursement income	(3,717)
NOI	$68,950

NOI was $68,950 from the Effective Date to December 31, 2021, which is primarily comprised of base rent payments from New JCP under the Master Leases of $85,575 less operating expenses of $14,262 (excluding non-cash ground rent expense of $5,782) and general and administrative expenses of $8,145.
The retail base rent earned in 2021 reflected a 50% rent abatement pursuant to the the terms of the Master Lease. This rent abatement expired at December 31, 2021.

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
The following table presents a reconciliation of net income to FFO and Operating FFO:

Period from January 30, 2021 to December 31, 2021
Net income	$196,716
Depreciation and amortization of real estate	35,182
Provision for impairment of investment properties	1,951
Gain on sales of investment properties, net	(109,696)
FFO	$124,153

FFO per certificate outstanding – basic and diluted	$1.66

FFO	$124,153
Formation expenses	364
Operating FFO	$124,517

Operating FFO per certificate outstanding – basic and diluted	$1.66
FFO from the Effective Date to December 31, 2021 was $124,153, which is primarily comprised of lease income from New JCP under the Master Leases of $146,924 less operating expenses of $14,262, general and administrative expenses of $8,145 and $364 of formation expenses.

Operating FFO from the Effective Date to December 31, 2021 was $124,517, which is primarily comprised of lease income from New JCP under the Master Leases of $146,924, less operating expenses of $14,262 and general and administrative expenses of $8,145.

Liquidity and Capital Resources
We anticipate that cash flows from the below-listed sources will provide adequate capital for the next 12 months and beyond to fund operations as well as for all Certificateholder distributions.
Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Rental revenues	▪	Operating expenses and general and administrative expenses
▪	Cash and cash equivalents	▪	Distribution payments
▪	Net proceeds from the sale of real estate
The Trust has adopted a policy to maintain its cash equivalents in a government money market fund administered by a major bulge bracket investment banking firm which invests its assets only in (i) cash and (ii) securities issued or guaranteed by the United States or certain U.S. government agencies and having a weighted average life and weighted average maturity of no more than 120 days and 60 days, respectively. Each of these government money market funds is managed to maintain a stable net asset value (NAV), thereby eliminating principal risk.

We had no indebtedness as of December 31, 2021.
Debt Maturities
We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of December 31, 2021.
Distributions
The Trust will distribute on a monthly basis the net proceeds from lease payments under the Master Leases (until such time as all of the Properties have been sold) and all net sales proceeds from the disposition of Properties, in each case pro rata, to Certificateholders as of the record date immediately preceding the applicable distribution date. Such distributions shall be net of (i) tax payments to be made by the Trust, (ii) fees and expenses of the Trust, the Trustee, the Manager and any other professional advisors, and (iii) funds to be set aside for the Trustee’s and Manager’s reserve accounts.
We paid distributions to the Certificateholders of $261,466 or $3.49 per certificate from the Effective Date to December 31, 2021.

Dispositions
Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the period from the Effective Date to December 31, 2021, included in the amount we paid to Certificateholders was $200,129 of net sales proceeds. During January 2022, included in the amount we paid to Certificateholders was $595,294 of net sales proceeds from dispositions that occurred in December 2021.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the Tenant under the Master Lease and should otherwise be met with cash flows from operations.

Summary of Cash Flows
The following table highlights our cash flows:

Period from January 30, 2021 to December 31, 2021
Net cash provided by operating activities	$78,429
Net cash provided by investing activities	793,647
Net cash used in financing activities	(270,117)
Increase in cash, cash equivalents and restricted cash	601,959
Cash, cash equivalents and restricted cash, at beginning of period	25,563
Cash, cash equivalents and restricted cash, at end of period	$627,522
Cash Flows from Operating and Investing Activities
Net cash provided by operating activities from the Effective Date to December 31, 2021 was $78,429, which primarily consists of net income of $196,716 plus depreciation and amortization of $35,182, plus increases in other liabilities of $9,351, less the gain on sales of investment properties, net of selling expenses of $109,696 and increases in accounts receivable of $58,071.
Net cash flows from investing activities from the Effective Date to December 31, 2021 was $793,647, which solely consists of net proceeds from sales of investment properties.

From the Effective Date to December 31, 2021, total net cash provided by operating and investing activities was $872,076, of which $261,466 was distributed to Certificateholders in 2021. On January 10, 2022, $600,851 was distributed, in accordance with the terms of the Trust Agreement.

Management believes that cash flows from operations and sales of investment properties and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Financing Activities

Cash flows used in financing activities from the Effective Date to December 31, 2021 was $270,117, which consist of distributions paid to Certificateholders of $261,466 and payments of an assumed liability for transaction costs of $8,651.

Contractual Obligations
As of December 31, 2021, we have 22 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of December 31, 2021:

Payments due by period
2022	$4,015
2023	4,062
2024	4,124
2025	4,116
2026	4,138
Thereafter	224,356
Total	$244,811

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

The following disclosure pertains to accounting policies and estimates we believe are most "critical" to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments.

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

These fair value estimates require judgment, and the allocations have a direct and material impact on our results of operations. For example, if more value was allocated to land, there would be less depreciation. If different assumptions were used, it could have materially impacted fair value allocation as of the Effective Date.

With respect to ground leases (in which the Trust is the lessee), a lease liability is measured at the present value of the remaining lease payments and the right-of-use lease (ROU) asset is initially measured as the same amount as the lease liability and adjusted for any above or below market ground lease intangibles. The discount rate used to determine the lease liability is based on an estimated incremental borrowing rate. When calculating the incremental borrowing rate, the Trust utilized data from publicly available data for instruments with similar characteristics, observable mortgage rates and unlevered property yields and discount rates.

Impairment of Long-Lived Assets

The Trust is required to make subjective assessments as to whether there are impairments in the value of its investment properties, which are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Trust separately determines whether impairment indicators exist for each property, including, but not limited to, property operating performance, decline in the credit quality of our tenant and a reduction in anticipated holding period.
If the presence of one or more impairment indicators as described above is identified at the end of a reporting period or at any point throughout the year with respect to a property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. When performing a test for recoverability or estimating the fair value of an impaired investment property, the Trust makes certain complex or subjective assumptions that include, but are not limited to, projected operating cash flows, estimated holding period, projected capital expenditures, projected cash flows from the anticipated or eventual disposition of properties and property-specific capitalization rates and discount rates. An investment property is considered impaired when the estimated future undiscounted cash flows are less than its current carrying value.
The identification of impairment indicators, assessing the recoverability of an investment property and estimating the fair value, as discussed above, is an inherently uncertain process as it requires consideration of significant future events and assumptions. Capitalization and discount rates used in these models are based upon unobservable rates that the Trust believes to be within a reasonable range of current market rates. The Trust's estimates for cash flow could differ materially from actual results.

When an investment property has been identified as held-for-sale, the Trust suspends depreciation and estimates the sales price of the property net of selling costs. If the net sales price is less than the carrying value, the Trust will record a provision for impairment to adjust the carrying value to reflect the estimated fair value of the property. The Trust's evaluation of market conditions for properties classified as held for sale requires judgment, and our expectations could differ materially from actual results.

Provisions for impairment recorded as a result of the above estimates reduce the Trust's net income and could be material.

See also Note 2 - Summary of Significant Accounting Policies in the accompanying consolidated financial statements.

Impact of Recently Issued Accounting Pronouncements
None

Subsequent Events
Subsequent to December 31, 2021, we paid monthly distributions to Certificateholders of $600,851 or $8.01 per certificate in January 2022, $24,399 or $0.33 per certificate in February 2022 and $8,258 or $0.11 per certificate in March 2022.
On January 6, 2022, the Trust sold a Retail Property in Culver City, California for a gross sales price of $22,000 with a carrying value at December 31, 2021 of $17,091.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We are not exposed to interest rate risk because we currently do not hold any debt or derivatives. If we were to enter into debt arrangements, our interest rate risk management objectives would be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

As of December 31, 2021, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Copper Property CTL Pass Through Trust

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is either not applicable or the information is already presented in the accompanying consolidated financial statements or related notes thereto.

Report of Independent Registered Public Accounting Firm

To the Trustee and Certificateholders of Copper Property CTL Pass Through Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Copper Property CTL Pass Through Trust and its subsidiaries (the “Company”) as of December 31, 2021 and January 30, 2021 (“Effective Date”), and the related consolidated statements of operations, of equity and of cash flows for the period from January 30, 2021 to December 31, 2021, including the related notes and schedule of real estate and accumulated depreciation at December 31, 2021 appearing in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and January 30, 2021 (Effective Date), and the results of its operations and its cash flows for the period from January 30, 2021 to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 14, 2022

We have served as the Company's auditor since 2021.

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(in thousands except certificate amounts)

	As of December 31, 2021	As of January 30, 2021 (Effective Date - see Note 1)
Assets
Investment properties:
Land and improvements	$480,289	$716,504
Building and other improvements	547,445	999,983
	1,027,734	1,716,487
Less: accumulated depreciation	(14,615)	—
Net investment properties	1,013,119	1,716,487
Cash and cash equivalents	627,522	25,563
Accounts receivable	48,554	—
Lease intangible assets, net	254,600	314,264
Right-of-use lease assets	100,617	110,691
Assets associated with investment properties held for sale	19,215	—
Other assets, net	1,066	—
Total assets	$2,064,693	$2,167,005

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$1,626	$8,651
Lease intangible liabilities, net	126,769	168,159
Lease liabilities	37,554	38,075
Liabilities associated with investment properties held for sale	2,124
Other liabilities	9,250	—
Total liabilities	177,323	214,885

Commitments and contingencies (Note 6)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding as of December 31, 2021 and Effective Date	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(64,750)	—
Total equity	1,887,370	1,952,120
Total liabilities and equity	$2,064,693	$2,167,005

The accompanying notes are an integral part of these consolidated financial statements,

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statement of Operations
(in thousands, except certificate and per certificate amounts)

Period from January 30, 2021 to December 31, 2021
Revenues:
Lease income	$146,924

Expenses:
Operating expenses	14,262
Depreciation and amortization	35,182
Provision for impairment of investment properties	1,951
General and administrative expenses	8,145
Total expenses	59,540

Other income (expense):
Gain on sales of investment properties, net	109,696
Formation expenses	(364)
Total other income	109,332

Net income	$196,716

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$2.62
Weighted average number of certificates outstanding – basic and diluted	75,000,000

The accompanying notes are an integral part of these consolidated financial statements,

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statement of Equity
(in thousands, except certificate and per certificate amounts)

	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 30, 2021 (see Note 1)	75,000,000	$1,952,120	$—	$1,952,120
Net income	—	—	196,716	196,716
Distributions paid to Certificateholders ($3.49 per certificate)	—	—	(261,466)	(261,466)
Balance as of December 31, 2021	75,000,000	$1,952,120	$(64,750)	$1,887,370

The accompanying notes are an integral part of these consolidated financial statements,

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statement of Cash Flows
Period from January 30, 2021 through December 31, 2021
(in thousands)

Cash flows from operating activities:
Net income	$196,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,182
Provision for impairment of investment properties	1,951
Gain on sales of investment of properties, net	(109,696)
Amortization of above/below market leases, net	405
Changes in assets and liabilities:
Changes in accounts receivable	(58,071)
Changes in other assets	(1,144)
Changes in right-of-use lease assets	1,972
Changes in accounts payable and accrued expenses	1,670
Changes in lease liabilities	93
Changes in other liabilities	9,351
Net cash provided by operating activities	78,429

Cash flows from investing activities:
Proceeds from sales of investment properties	793,647
Net cash provided by investing activities	793,647

Cash flows from financing activities:
Acquisition-related costs incurred subsequent to Inception	(8,651)
Distributions paid to Certificateholders	(261,466)
Net cash used in financing activities	(270,117)

Net increase (decrease) in cash and cash equivalents	601,959
Cash and cash equivalents, at beginning of period	25,563
Cash and cash equivalents, at end of period	$627,522

The accompanying notes are an integral part of these consolidated financial statements,

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

(1) ORGANIZATION
Overview
Copper Property CTL Pass Through Trust, a New York common law trust (the “Trust,” “we,” “our” or “us”) was formed on December 12, 2020, in connection with the reorganization of Old Copper Company, Inc. (f/k/a J. C. Penney Company, Inc.) (“Old Copper”), and became effective on January 30, 2021 (the “Effective Date”) pursuant to the terms of the Amended Joint Chapter 11 Plan of Reorganization of Old Copper and certain of its subsidiaries (collectively, the “Debtors”) (the “Plan of Reorganization”).

On the Effective Date, through separate wholly-owned property holding companies (the “PropCos”), the Trust owned (as discussed below), 160 retail properties (the “Retail Properties”) and six distribution centers (the “Warehouses” and, together with the Retail Properties, the “Properties”), all of which were leased under two Master Leases (as discussed in Note 4) to one or more subsidiaries of Copper Retail JV LLC (“OpCo Purchaser”) (collectively with its subsidiaries, “New JCP”), an entity formed by and under the joint control of Simon Property Group, L.P. and Brookfield Asset Management Inc.

The Trust’s operations consist solely of (i) owning the Properties and interests as lessee of land under non-cancellable ground leases, (ii) leasing the Properties under the terms of the Retail Master Lease to New JCP as the sole tenant and (iii) subject to market conditions and the conditions set forth in the Trust Agreement, selling the Properties to third-party purchasers through the PropCos.

As of December 31, 2021, the real estate portfolio consists of 147 Retail Properties, of which 22 are encumbered by ground leases, in the United States across 37 states and Puerto Rico, and comprising 19.7 million square feet of leasable space.
Formation

On May 15, 2020, the Debtors commenced voluntary cases under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).

On October 28, 2020, the Debtors entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with OpCo Purchaser, and Copper Bidco LLC (“PropCo Purchaser” and, together with OpCo Purchaser, the “Purchasers”), an entity formed on behalf of lenders under Old Copper’s (i) senior secured superpriority, priming debtor-in-possession credit facility (the “DIP Facility”), (ii) 5.875% senior secured notes due 2023 (the “First Lien Notes”) and (iii) Amended and Restated Credit and Guaranty Agreement, dated as of June 23, 2016 (the “Term Loan Facility” and together with the First Lien Notes, the “First Lien Debt”), pursuant to which the Purchasers agreed to acquire substantially all of the Debtors’ assets and assume certain of the Debtors’ obligations in connection with the purchased assets.

On December 12, 2020, the Debtors filed the Plan of Reorganization which was confirmed by the Bankruptcy Court on December 16, 2020.

On December 21, 2020, the Trust was formed in connection with the reorganization of Old Copper.

On the Effective Date, the Plan of Reorganization became effective pursuant to its terms, at which point PropCo Purchaser and GLAS Trust Company, LLC, as the Trust's independent third-party trustee (the "Trustee"), entered into an Amended and Restated Trust Agreement (as amended, the “Trust Agreement”). In connection with the consummation of the transactions set forth in the Asset Purchase Agreement and in exchange for a $1 billion aggregate credit bid by PropCo Purchaser, comprising $900 million of claims under the DIP Facility and $100 million of claims, on a pro rata basis, under the First Lien Debt, and simultaneous release of obligations under the

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

DIP Facility and First Lien Debt, Old Copper transferred (or caused its subsidiaries to transfer) its fee simple or ground leasehold title (as applicable) in certain properties to the PropCos and assigned (or caused such subsidiaries to assign) the Master Leases (as defined below) relating to the Properties to the Trust.

As a result, as of the Effective Date, the Trust owned, through the PropCos, 160 Retail Properties and six Warehouses, all of which were leased to one or more subsidiaries of New JCP under two Master Leases. In connection with the foregoing, certain of the Debtors' lenders received, their pro-rata portion of the equity interest in the Trust, as evidenced by the Trust Certificates (as defined below). The aggregate credit bid was not an indicator of the fair value of the assets and liabilities of the Trust as of the Effective Date, and it does not represent the full extent of debt that was owed to the creditor group.

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

As of the Effective Date, Old Copper had no ability to exercise any control over the Properties or the Trust and has no affiliation with the Trust. The Trust owns directly or indirectly 100% of the equity or partnership interests (as applicable) in the PropCos. Specifically, the PropCos include (i) CTL Propco I LLC, a Delaware limited liability company, and CTL Propco I L.P., a Delaware limited partnership, which collectively own the fee simple or ground leasehold title (as applicable) to the Retail Properties and (ii) CTL Propco II LLC, a Delaware limited liability company, and CTL Propco II L.P., a Delaware limited partnership, which collectively owned the fee simple title to the Warehouses.

Trust Agreement

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

The Trustee performs trust administration duties, including treasury management and certificate administration. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly. The Trust incurred trustee and consent solicitation and amendment fees of $105 from the Effective Date to December 31, 2021, which are included in “General and administrative expenses” on the accompanying consolidated statement of operations.

On May 12, 2021, the Trust filed a preliminary proxy statement with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, to solicit consent from Certificateholders to amend the Trust Agreement and Management Agreement. On June 11, 2021, following the expiration of the consent solicitation and upon receipt of the requisite approval from the Certificateholders, the Trust amended the Trust Agreement and the Management Agreement to effectuate the proposed amendments. As a result of the amendments, the Trust is now required to dispose of all Retail Properties by December 10, 2025.

On December 30, 2021, the Trust amended the Trust Agreement, without the consent of its Certificateholders (as provided in the Trust Agreement), to permit the Trust to invest moneys held by the Trust instead of holding them in non-interest bearing accounts.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Management Agreement

The Trust has retained Hilco JCP LLC, an affiliate of Hilco Real Estate LLC, as its independent third-party manager to perform asset management duties with respect to the Properties (together with any of its affiliates, replacement or successor, the “Manager”) pursuant to an agreement with an initial term of 24 months, with automatic six month renewals until the termination of the Trust. The Trust pays the Manager a base management fee (the “Base Fee”) and a fee for each property sold (the “Asset Management Fee”). The Base Fee is an amount equal to the greater of 5.75% of the lease payments of the Properties per month and $333 per month. The Asset Management Fees consist of a closing fee of $50 for each Warehouse sold and a success fee for both Retail Properties and Warehouses sold which varies based on the sales proceeds and date sold.

The Trust incurred Base Fees of $8,058 from the Effective Date to December 31, 2021, which are included in “Operating expenses” on the accompanying consolidated statement of operations of which $630 was included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets as of December 31, 2021. The Trust incurred Asset Management Fees of $4,454 from the Effective Date to December 31, 2021 which reduced the “Gain on sales of investment properties, net” on the accompanying consolidated statement of operations.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC).
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates, judgments and assumptions were required in a number of areas, including, but not limited to, estimating the fair value of the investment properties as of the Effective Date, determining the useful lives of real estate properties, determination of the incremental borrowing rate in ground leases, reasonably certain lease terms for ground and master leases, and evaluating the impairment of long-lived assets. Actual results could differ from these estimates.

The accompanying consolidated financial statements include the accounts of the Trust, as well as all wholly owned subsidiaries of the Trust. All intercompany balances and transactions have been eliminated in consolidation. Wholly owned subsidiaries consist of limited liability companies and limited partnerships. The Trust has evaluated the fee arrangements with the Trustee and Manager to determine if they represent a variable interest, and concluded that the fee arrangements do not create a variable interest.

The accompanying consolidated financial statements include the period from the Effective Date to December 31, 2021, and do not include a comparative consolidated statement of financial position as of December 31, 2020 as the Trust had no assets, liabilities or equity until the Effective Date.

Fresh Start Accounting and Investment Properties

The Trust determined the fresh start accounting fair value of the investment properties based upon the fair value of the individual assets and liabilities assumed as of the Effective Date, which generally included (i) land and land

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

improvements, (ii) building and other improvements, (iii) in-place lease intangibles, (iv) above and below market lease intangibles and (v) leasehold right-of-use assets and related operating lease liabilities.
In estimating the fair value of tangible assets, including land and improvements, building and other improvements for fresh start accounting, as of the Effective Date, the Trust considered available comparable market and industry information. The Trust allocated a portion of the fair value to the estimated in-place lease intangibles based on estimated lease execution costs for similar leases as well as lost rental payments during an assumed lease-up period. The Trust also evaluated each lease as compared to current market rates. If a lease was determined to be above or below market, the Trust allocated a portion of the fair value to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods were included within the lease term in the calculation of above and below market lease values if, based upon factors known at the Effective Date, the Trust concluded that market participants would consider it reasonably certain that the lessee would exercise such options. Fair value estimates used in fresh start accounting, including the capitalization rates and discount rate used, required the Trust to consider various factors, including, but not limited to, market knowledge, demographics, age and physical condition of the property, geographic location, size and location of tenant spaces within the investment properties, and tenant profile.
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
With respect to ground leases (in which the Trust is the lessee), a lease liability is measured at the present value of the remaining lease payments and the right-of-use lease (ROU) asset is initially measured as the same amount as the lease liability and adjusted for any above or below market ground lease intangibles. All options terms were assumed to be exercised through the initial term of the Master Lease.
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
Depreciation expense is computed using the straight-line method. Building and other improvements are depreciated based upon estimated useful lives which range from 19 to 43 years for building and other improvements and 6 to 10 years for land improvements. Tenant improvements not considered a component of the building are amortized on a straight-line basis over the lesser of the estimated remaining useful life of the asset or the term of the lease.

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
•a significant decrease in market price; and

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

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
If all of the above criteria are met, the Trust classifies the investment property as held for sale. When these criteria are met, the Trust (i) suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of in-place lease intangibles and any above or below market lease intangibles and (ii) records the investment property held for sale at the lower of carrying value or estimated fair value. The assets and liabilities associated with investment properties that are classified as held for sale are presented separately on the consolidated balance sheets for the most recent reporting period.
During the period from the Effective Date to December 31, 2021, the Trust classified two investment properties as held for sale and adjusted these properties to their estimated fair value. As a result, for the period from the Effective Date to December 31, 2021, the Trust recognized a provision for impairment of investment properties of $1,951.

Cash and Cash Equivalents
The Trust maintains its cash and cash equivalents at major financial institutions. At December 31, 2021, cash equivalents consisted of investments in money market instruments. Cash and cash equivalents totaled $25,563 and $627,522 as of the Effective Date and December 31, 2021, respectively. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Trust periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is remote.
Lease Income and Accounts Receivable
The Trust accounts for leases under the provisions of ASC 842. The Trust commenced recognition of lease income on its Master Leases (as discussed in Note 4) as of the Effective Date. In most cases, revenue recognition under a lease begins when the lessee takes possession or controls the physical use of the leased asset. Generally, this occurs

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

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
At lease commencement, the Trust expected that collectibility was probable for the Master Leases due to the creditworthiness analysis performed. Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. The Trust will remove the cash basis designation and resume recording lease income from such tenants on an accrual basis when the Trust believes that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history. As of December 31, 2021, lease income is being accounted for on the accrual basis of accounting. Lease payments of $9,320, which were received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets as of December 31, 2021 and will be recognized as lease income in January 2022.
The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statement of operations. During the period from the Effective Date to December 31, 2021, there was no uncollectible lease income.
Right-of-use Lease Assets and Lease Liabilities
The Trust was assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. As of December 31, 2021, the Trust held an interest as lessee of land under 22 non-cancellable ground leases. Rental expense associated with land that the Trust leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease. In accordance with the Master Lease, rental expense associated with land is paid directly by New JCP and is included in “Lease income” in the accompanying consolidated statement of operations (see Note 4).
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
The Trust does not include option terms in its future lease payments where they are not reasonably certain to be exercised, however all options terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease. The Trust also does not recognize ROU assets for leases with a term of 12 months or less and has elected not to separate lease and non-lease components for operating leases.
Income Taxes
The Trust is intended to qualify as a liquidating trust within the meaning of United States Treasury Regulation Section 301.7701-4(d) or, in the event it is not so treated, a partnership other than a partnership taxable as a corporation under Section 7704 of the Internal Revenue Code of 1986, as amended.
The Trust records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. All tax returns remain subject to examination by federal and various state tax jurisdictions. As of December 31, 2021, there were no uncertain tax positions or unrecognized tax benefits.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Segment Reporting

The Trust’s chief operating decision makers, which are comprised of its Principal Executive Officer and Principal Financial Officer, assess and measure the operating results of the Trust’s portfolio of properties based on net operating income and do not differentiate properties by geography, market, size or type. Each of the Trust’s investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, operating results are individually reviewed and discrete financial information is available. However, the Trust’s properties are aggregated into one reportable segment because (i) the properties have similar economic characteristics, (ii) the Trust provides similar services to its tenant and (iii) the Trust’s chief operating decision makers evaluate the collective performance of its properties.

(3) INVESTMENT PROPERTIES
As of the Effective Date, the Trust obtained control of a real estate portfolio that consisted of 160 Retail Properties and 6 Warehouses located across 37 U.S. states and Puerto Rico. The January 30, 2021 balance sheet reflects the recorded fair value of the assets and liabilities that existed on the Effective Date and emergence from bankruptcy.
The following table summarizes the recorded fair value by property type as of the Effective Date:

Property Type	Ownership	Square Footage (unaudited)	Fair Value
Retail	Fee Simple	18,326	$1,234,100
	Ground Leasehold	3,386	203,208
Warehouse	Fee Simple	10,109	497,900
		31,821	$1,935,208

As of the Effective Date, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 19.9 years.

The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of December 31, 2021, excluding the Retail Property classified as held for sale:

	2022	2023	2024	2025	2026	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$8,001	$8,001	$8,001	$8,001	$8,001	$112,013	$152,018
In-place lease intangibles (a)	5,399	5,399	5,399	5,399	5,399	75,587	102,582
Lease intangible assets, net	$13,400	$13,400	$13,400	$13,400	$13,400	$187,600	$254,600

Below market lease intangibles (a)	$6,672	$6,672	$6,672	$6,672	$6,672	$93,409	$126,769
Lease intangible liabilities, net	$6,672	$6,672	$6,672	$6,672	$6,672	$93,409	$126,769

(a) Represents the portion of the leases in which the Trust is the lessor. The amortization of above and below market lease intangibles is recorded as an adjustment to lease income and the amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

Lease intangible assets, net and lease intangible liabilities, net are presented net of $12,283 and $6,116 of accumulated amortization, respectively, as of December 31, 2021.

As of the December 31, 2021, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 19.0 years.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Amortization expense pertaining to in-place lease intangibles was $6,397 from the Effective Date to December 31, 2021.

Amortization pertaining to above market lease intangibles of $7,637 from the Effective Date to December 31, 2021, was recorded as a reduction to “Lease income” in the accompanying consolidated statement of operations.

Amortization pertaining to below market lease intangibles of $7,232 from the Effective Date to December 31, 2021, was recorded as an increase to “Lease income” in the accompanying consolidated statement of operations.

Dispositions

During the period from the Effective Date to December 31, 2021, the Trust sold thirteen Retail Properties and six Warehouses for proceeds of $793,647, which is net of sales and closing costs, and the Trust recorded a net gain on sales of investment properties of $109,696. After the sale date for these Retail Properties, the Trust received $333 from New JCP for rent obligations for a period subsequent to sale. The Trust repaid these amounts subsequent to December 31, 2021 and has recorded these amounts as "Other liabilities" on the accompanying consolidated balance sheets.

The following table summarizes dispositions for the period from the Effective Date to December 31, 2021:

Sale Date	Location		Property Type	Ownership	Square Footage (unaudited)	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
7/9/21	San Diego, CA		Retail	Ground Lease	269	$14,750	$14,523	$—	(3)
7/29/21	Lone Tree, CO		Retail	Fee Simple	151	7,000	6,773	466
7/29/21	Frisco, TX		Retail	Fee Simple	164	10,500	10,300	291
9/14/21	San Bruno, CA		Retail	Fee Simple	223	105,250	99,991	38,543
9/30/21	Carson, CA		Retail	Fee Simple	201	19,000	18,310	2,675
11/03/21	Houston, TX		Retail	Fee Simple	140	12,000	11,788	2,489
11/05/21	San Antonio, TX		Retail	Fee Simple	104	12,500	12,057	3,148
11/17/21	Phoenix, AZ		Retail	Fee Simple	159	7,000	6,896	1,236
11/19/21	Texas Portfolio	(1)	Retail	Fee Simple	325	20,600	20,192	936
12/17/21	Distribution Center Portfolio	(2)	Warehouse	Fee Simple	10,109	557,165	548,352	59,702
12/23/21	Queens, NY		Retail	Fee Simple	204	40,500	38,785	—	(3)
12/29/21	Woodbury, MN		Retail	Fee Simple	82	5,750	5,680	210
					12,131	$812,015	$793,647	$109,696
(1) Portfolio comprised of three Retail Properties located in Fairview, TX, Flower Mound, TX, and Round Rock, TX.
(2) Portfolio comprised of six Warehouses located in Statesville, NC, Columbus, OH, Lenexa, KS, Reno, NV, Haslet, TX, and Atlanta, GA.
(3) Prior to disposition, these Properties were remeasured to fair value and a provision for impairment of $1,951 was recognized (See Note 5).

The dispositions completed from the Effective Date to December 31, 2021 did not qualify for discontinued operations treatment.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Investment Properties Held for Sale

The following Retail Property was classified as held for sale as of December 31, 2021:

Date of Sale	Location	Gross Sales Price	Carrying value at December 31, 2021
1/6/2022	Culver City, CA	$22,000	$17,091
Real estate held for sale consisted of the following at December 31, 2021:

December 31, 2021
Land and improvements	$10,250
Building and other improvements	7,066
Less: accumulated depreciation	(193)
Net investment properties	17,123
Accounts receivable	535
Lease intangible assets, net	1,391
Other assets	166
Assets associated with investment properties held for sale	19,215

Accounts payable and accrued expenses	43
Lease intangible liabilities, net	1,979
Other liabilities	102
Liabilities associated with investment properties held for sale	$2,124

(4) LEASES
Leases as Lessor
The Retail Properties are leased pursuant to a single retail master lease (as amended, modified or supplemented from time to time, the “Retail Master Lease”) and the Warehouses were leased pursuant to a single distribution center master lease (as amended, modified or supplemented from time to time, the “DC Master Lease”; together with the Retail Master Lease, the “Master Leases” and individually, each a “Master Lease”). On the Effective Date, New JCP assigned all of its right, title and interest as lessor under the Master Leases to the applicable PropCo. Each of the Master Leases has an initial term of 20 years that commenced on December 7, 2020 and is classified as an operating lease. The Trust receives monthly base rent pursuant to the Master Leases, which was 50% abated during the first lease year for each of the Retail Properties. At the beginning of the third lease year, base rent under the Retail Master Lease increases based on changes in the consumer price index (subject to a maximum 2% increase per year) and the increase is not included in fixed lease payments or the future undiscounted lease payments schedule. Upon sale of the Warehouses, the Trust assigned all of its right, title and interest as lessor in the DC Master Lease to the purchaser.
The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), and common area maintenance costs by New JCP and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by New JCP are not included in the accompanying consolidated statement of operations, except for ground lease payments made by New JCP, since recording cash payments made by New JCP is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by New JCP of $3,717 from the Effective Date to December 31, 2021 were paid directly to the ground lessor by New JCP and were included in “Lease income” in the accompanying consolidated statement of operations.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by New JCP to the Trust in

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

accordance with the terms of the applicable Master Lease, and are presented net of reimbursement from New JCP on the consolidated statement of operations. From the Effective Date to December 31, 2021, the Trust incurred sales and use taxes of $354 due to governmental authorities, of which $347 has been reimbursed by New JCP and $7 is recorded as a receivable from New JCP.
From time to time the Trust may have leasing activity with replacement tenants other than New JCP, but has had none to date.
Lease income related to the Trust’s operating leases, including the Retail Property classified as held for sale, is comprised of the following:

Lease income related to fixed lease payments	Period from January 30, 2021 to December 31, 2021
Base rent (a)	$85,575
Straight-line rental income, net (b)	58,037
Lease income related to variable lease payments
Ground lease reimbursement income (c)	3,717
Other
Amortization of above and below market lease intangibles (d)	(405)
Lease income	$146,924
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

As of December 31, 2021, undiscounted lease payments to be received under operating leases for the next five years and thereafter are as follows, excluding the Retail Property classified as held for sale:

Lease Payments
2022	$110,620
2023	110,620
2024	110,620
2025	110,620
2026	110,620
Thereafter	1,548,680
Total	$2,101,780
The weighted average remaining lease terms range was approximately 19.0 years as of December 31, 2021.
Leases as Lessee
The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised. All options terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease.
On the Effective Date, the Trust recorded lease liabilities and ROU assets of $38,075 for long-term ground leases, calculated by discounting future lease payments by the Trust’s incremental borrowing rate as of January 30, 2021. The incremental borrowing rate was determined through consideration of (i) the Trust’s entity-specific risk

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

premium, (ii) observable market interest rates and (iii) lease term. The weighted average incremental borrowing rate used to discount the future payments was 11.0% and the Trust’s operating leases had a weighted average remaining lease term of 46.5 years as of January 30, 2021. Also on the Effective Date, the Trust recorded ground lease intangible assets of $87,925 and ground lease intangible liability of $15,309, which are included in "Right-of-use lease assets" on the accompanying consolidated balance sheets.
Ground lease rent expense was $5,782 from Effective Date to December 31, 2021, which is included within “Operating expenses” in the accompanying consolidated statement of operations. From the Effective Date to December 31, 2021, ground lease rent expense includes interest expense of $3,810, amortization pertaining to right-of-use assets of $950, amortization pertaining to above market ground lease intangibles of $(587) and amortization pertaining to below market ground lease intangibles of $1,609 from the Effective Date to December 31, 2021. There were no cash payments for ground lease rent expense. Ground lease rent expense of $5,782 from the Effective Date to December 31, 2021 were included in “Operating expenses” in the accompanying consolidated statement of operations.

As of December 31, 2021, undiscounted future rental obligations to be paid under the long-term ground leases by New JCP under the terms of the Master Lease on behalf of the Trust, including fixed rental increases, for the next five years and thereafter, are as follows:

Lease Obligations
2022	$4,015
2023	4,062
2024	4,124
2025	4,116
2026	4,138
Thereafter	224,356
Less imputed interest	(207,257)
Lease liabilities as of December 31, 2021	$37,554
The Trust’s long-term ground leases had a weighted average remaining lease term of 45.4 years and a weighted average discount rate of 11.0% as of December 31, 2021.

(5) FAIR VALUE MEASUREMENTS
Fair Value Hierarchy
A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability in an orderly transaction. The hierarchy for inputs used in measuring fair value are as follows:

•Level 1: Quoted prices in active markets for identical securities.
•Level 2: Prices determined using other significant observable inputs. Observable inputs that other market participants would use in pricing a security, including quoted prices for similar securities.
•Level 3: Prices determined using significant unobservable inputs. Unobservable inputs reflect the Trust’s own assumptions about the factors market participants would use in pricing an investment, and would be based on the best information available in the circumstances.

When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate their carrying values because of the short-term nature of these instruments.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Recurring Fair Value Measurements

As of December 31, 2021, the Trust did not hold any assets or liabilities that are measured at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

The Trust measures assets at fair value on a nonrecurring basis as a result of impairment charges recorded during the period from the Effective Date to December 31, 2021, however all investment properties remeasured to fair value as a result of impairment charges were sold prior to December 31, 2021.

For the period from the Effective Date to December 31, 2021, the Trust recognized a provision for impairment of investment properties of $1,951. This provision relates to two Retail Properties that have been sold as of December 31, 2021. The following table summarizes the provision for impairment of investment properties from the Effective Date to December 31, 2021:

Sale Date	Location	Property Type	Fair Value (1)	Provision for Impairment
7/9/21	San Diego, CA	Retail	14,553	$750
12/23/21	Queens, NY	Retail	38,785	1,201
				$1,951
(1) Estimated fair value is based on actual aggregate sales proceeds net of closing costs, based on actual transactions with unrelated third parties. The Trust determined that its valuation of these investments were classified within Level 3 of the fair value hierarchy.

(6) COMMITMENTS AND CONTINGENCIES
Master Leases
Landlord Option Properties: The Retail Master Lease provides the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice but such option is (for the Trust, but not for future landlords) limited to eight Retail Properties in any lease year. The DC Master Lease provided the Trust an option on all six of the distribution centers, allowing current or future landlords to terminate the DC Master Lease upon 24 months’ prior written notice if the tenant has ceased operations within the premises. During the period from the Effective Date to December 31, 2021, the Trust sold 7 Retail Properties and all six Warehouses with landlord termination options, and assigned all of its right, title and interest as lessor in the Master Leases to the purchasers.
Tenant Option Properties: The Retail Master Lease provides New JCP an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties but such option is limited to no more than five Properties in any lease year. During the period from the Effective Date to December 31, 2021, the Trust sold four Retail Properties with tenant termination options.
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
Tenant Purchase Rights: The Master Leases contain preferential offer rights in favor of New JCP with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable New JCP, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified minimum price related to the preferential purchase price. Seven of these Retail Properties, of which three were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold as of December 31, 2021.

Lockout Periods: The Trust agreed not to deliver notice to New JCP formally commencing the sales process at those Properties subject to the Tenant Purchase Rights prior to the dates specified in the applicable Master Lease for such Properties. All lockout periods with respect to the Tenant Purchase Rights for the 70 Retail Properties have expired.
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
There can be no assurance that we would have effective remedies against prior owners of the property. In addition, we may be liable to tenant and may find it difficult or impossible to sell the property either prior to or following such a cleanup. There are no environmental matters that are expected to have a material effect on the Trust’s consolidated financial statements.
Risk of Uninsured Property Losses
The Trust maintains property damage, fire loss, environmental, and liability insurance in addition to the insurance required to be maintained by the Tenant pursuant to the Master Leases. However, there are certain types of losses (generally of a catastrophic nature) which may be either uninsurable or not economically insurable. Such excluded risks may include war, earthquakes, tornados, floods and certain other environmental hazards. Should such events occur, (i) we may suffer a loss of capital invested, (ii) tenant may suffer losses and may be unable to pay rent for the spaces, and (iii) we may suffer a loss of profits which might be anticipated from one or more properties.
Significant Risks and Uncertainties
The COVID-19 pandemic and related public health and safety measures have caused significant disruption to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets. Many governments across the globe, including in U.S. states and cities where we own properties, have implemented measures intended to control the spread of COVID-19 including stay at home orders, restrictions on travel, restrictions on business operations and the types of construction projects that may continue. Many of these restrictions remained in place for months as new variants emerged and are likely to stay in place in one form or another for the foreseeable future. While we did not incur any disruptions to our lease income and occupancy during the period from the Effective Date to December 31, 2021 as a result of the COVID-19 pandemic, we continue to closely monitor the impact of the pandemic on all aspects of our business. Due to the numerous uncertainties

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

inherent in the pandemic, it is not possible to predict with certainty the impact the pandemic will have on our financial condition, results of operations and cash flows.
Concentration of Credit Risk

As of December 31, 2021, all of the Properties were leased to New JCP, and all of the Trust’s lease income was derived from the Master Leases (see Note 4). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of New JCP and New JCP provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on New JCP’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Trust's real estate portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of December 31, 2021, the Trust's properties are located across 37 U.S. states and Puerto Rico.

Litigation
From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. There are no current matters that are expected to have a material effect on the Trust’s consolidated financial statements.

(7) SUBSEQUENT EVENTS

Subsequent to December 31, 2021, we paid monthly distributions to Certificateholders of $600,851 or $8.01 per certificate in January 2022, $24,399 or $0.33 per certificate in February 2022 and $8,258 or $0.11 per certificate in March 2022.

On January 6, 2022, the Trust sold a Retail Property in Culver City, California for a gross sales price of $22,000 with a carrying value at December 31, 2021 of $17,091.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust does not currently have, and will not have, directors.

Below is a list of names, ages and a brief account of the business experience as of December 31, 2021 of our executive officers.

Name	Age	Position
Neil Aaronson	48	Principal Executive Officer
Larry Finger	68	Principal Financial Officer

Neil Aaronson, Principal Executive Officer. Mr. Aaronson is our principal executive officer. Mr. Aaronson also currently serves as CEO of Hilco Real Estate LLC, an affiliate of the Manager. He has served in that role since 2008. Previously, Mr. Aaronson served as the Executive Vice President of Hilco Global from 2006 to 2008. Prior to joining Hilco Global, Mr. Aaronson served as Senior Vice President of Business Development for Cendant Corporation from 2003 to 2006, where he oversaw deal-making for the company’s hotel and timeshare businesses and as Vice President of Cendant’s Strategic Development Group from 2000 to 2003. Earlier, he served as an associate investment banker with ING Barings, where he handled the analysis and negotiations of acquisitions, divestitures and financings for several public and private companies. Mr. Aaronson brings extensive experience in all aspects of retail, restaurant, industrial, hospitality, office and medical office real estate to the role. Mr. Aaronson received a Bachelor of Economics degree from the Wharton School of the University of Pennsylvania and a Juris Doctor degree from the University of Pennsylvania Law School.

Larry Finger, Principal Financial Officer. Mr. Finger is our principal financial officer. Mr. Finger also currently serves as Executive Vice President of Hilco Real Estate LLC, an affiliate of the Manager. From April 2020 until his appointment as Executive Vice President of Hilco Real Estate LLC, Mr. Finger served as a full-time consultant with Hilco Real Estate LLC. Prior to joining Hilco Real Estate LLC, Mr. Finger served as president of Strategic Advisory, Inc., an advisory services company specializing in improving public REIT valuations, from 2008 to April 2020. Prior to forming Strategic Advisory, Inc., Mr. Finger served as chief financial officer of Federal Realty Investment Trust from 2002 until 2007. From 1993 until 2001, Mr. Finger served as chief financial officer of Washington Real Estate Investment Trust. From 1978 until 1991, Mr. Finger served in various senior management positions, including chief operating officer of Savage/Fogarty Companies, Inc., a real estate development company. Mr. Finger served as a member of the Board of Directors of American Assets Trust (NYSE: AAT) from the completion of its initial public offering in 2011 through June 2019, and during that period, he also served as chairperson of the Audit Committee and a member of the Compensation Committee. Mr. Finger received his Juris Doctor degree from Georgetown University Law Center and his Bachelor of Science degree in accountancy from the University of Illinois. Mr. Finger was licensed as a Certified Public Accountant in Maryland in 1976 and was admitted to the District of Columbia Bar in 1981.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to the terms of the Management Agreement, the Manager will provide a management team, along with appropriate support personnel, to provide the management services to be provided by the Manager to the Trust, including individuals who shall serve as the Principal Executive Officer and Principal Financial Officer of the Trust, solely in connection with SEC reporting requirements and for no other purpose, to provide the management services thereunder.

The Trust began conducting operations as of the date of entry into the Management Agreement. Compensation to the individuals who are our executive officers will ultimately be paid pursuant to the terms of the Management Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Trust has 75 million Trust Certificates issued and outstanding as of February 15, 2022. The following table sets forth estimated information regarding the beneficial ownership of the Trust Certificates immediately following the Effective Date with respect to each Certificateholder that is a beneficial owner of more than 5% of the Trust Certificates. The Trust does not have directors. The Executive Officer and the Financial Officer of the Trust do not and are not permitted to, directly or indirectly, own any of the Trust Certificates.

Beneficial ownership of the Trust Certificates is determined under rules of the SEC and generally includes any Trust Certificates over which a person exercises sole or shared voting or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons named in the table below have sole voting and investment power with respect to all Trust Certificates shown as beneficially owned by them.

Name of Beneficial Owner	Title of Class	Number of Trust Certificates Owned	Percentage of Trust Certificates Owned
H/2 Capital Partners(1) 680 Washington Blvd., 7th Floor Stamford, CT 06901	Trust Certificates	29,311,680	39.08%
Silver Point Capital, L.P. (2) Two Greenwich Plaza, First Floor Greenwich, CT 06830	Trust Certificates	13,953,627	18.60%
Sixth Street Partners, LLC (3) 2100 McKinney Avenue, Suite 1500 Dallas, TX 75201	Trust Certificates	7,353,908	9.81%
Owl Creek Asset Management, L.P. (4) 640 Fifth Avenue, 20t h Floor New York, NY 10019	Trust Certificates	6,852,671	9.14%
Brigade Capital Management, L.P. (5) 399 Park Avenue, 16th Floor New York, NY 10022	Trust Certificates	5,231,863	6.98%

(1) Based upon a Schedule 13D filed September 30, 2021 by Byway 1 Corp. and a Schedule 13D filed October 1, 2021 by Spencer B. Haber, solely in his capacity as the managing member of the general partner or investment manager of Byway 1 Corp. and the Other Reporting Persons (as defined in the Schedule 13D). Each of Spencer B. Haber and the foregoing entities disclaims beneficial ownership of the securities reported, except to the extent of its or his pecuniary interest therein, if any.
(2) Based upon Schedule 13G/A jointly filed February 14, 2022 by Silver Point Capital, L.P. (“Silver Point”), the Funds (as defined below), Mr. Mulé and Mr. O'Shea. Silver Point or its wholly owned subsidiaries are the investment managers of Silver Point Capital Fund, L.P., Silver Point Capital Offshore Master Fund, L.P., Silver Point Distressed Opportunities Fund, L.P., Silver Point Distressed Opportunities Offshore Master Fund, L.P., Silver Point Distressed Opportunity Institutional Partners, L.P. and Silver Point Distressed Opportunity Institutional Partners Master Fund (Offshore), L.P. (collectively, the “Funds”) and, by reason of such status, may be deemed to be the beneficial owner of all of the reported securities held by the Funds. Silver Point Capital Management, LLC (“Management”) is the general partner of Silver Point and as a result may be deemed to be the beneficial owner of all securities held by the Funds. Messrs. Edward A. Mulé and Robert J. O'Shea are each members of Management and as a result may be deemed to be the beneficial owner of all of the securities held by the Funds. Each of Messrs. Edward A. Mule and Robert J. O'Shea disclaims beneficial ownership of the securities reported, except to the extent of his pecuniary interest therein, if any.
(3) Based upon a Schedule 13G filed February 14, 2022 jointly filed by Sixth Street Partners, LLC and Alan Waxman. Each of Sixth Street Partners, LLC and Alan Waxman disclaims beneficial ownership of the securities reported, except to the extent of its or his pecuniary interest therein, if any. The mailing address of Alan Waxman is c/o Sixth Street Partners, LLC, Suite 3300, 345 California Street, San Francisco, CA 94104.
(4) Based upon a Schedule 13G filed February 10, 2022 jointly filed by Owl Creek Asset Management, L.P. (“Owl Creek”) and Jeffrey A. Altman, solely in his capacity as managing member of the general partner of Owl Creek. Each of Owl Creek and Jeffrey A. Altman disclaims beneficial ownership of the securities reported, except to the extent of its or his pecuniary interest therein, if any.
(5) Based upon a Schedule 13G/A filed February 14, 2022 by Brigade Capital Management, LP, Brigade Capital Management GP, LLC and Donald E. Morgan, III, solely in his capacity as the managing member or general partner of each of the foregoing entities. Each of Donald E. Morgan, III and each of the foregoing entities disclaims beneficial ownership of the securities reported, except to the extent of its or his pecuniary interest therein, if any.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Registration Rights Agreement

The Trust has entered into a registration rights and resale cooperation agreement (the “Registration Rights Agreement”) providing for, among other things, (i) a resale registration statement at the request of Certificateholders holding, together with their affiliates, in excess of 9% of the outstanding Trust Certificates, (ii) customary “piggy-back rights” for all Certificateholders, holding, together with their affiliates, at least 0.5% of the outstanding Trust Certificates, and (iii) cooperation assistance for sales of the Trust Certificates pursuant to an exemption from the registration requirements of the Securities Act. The Trust has advised us that at this time it has not identified any Certificateholder who would require resale registration for their Trust Certificates; however, each Certificateholder will need to make their own determination as to whether such registration rights are needed. See “Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters—Trust Certificates Eligible for Future Sale.”

Other than the Registration Rights Agreement, there is not currently proposed any transaction or series of similar transactions following the Effective Date to which the Trust will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Trust does not have any directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees for professional audit services rendered for the audits of our annual financial statements by PricewaterhouseCoopers LLP and fees for other services rendered by them:

2021
Audit Fees (1)	$750
Audit-Related Fees (2)	147
All Other Fees	—
Tax Fees (3)	167
Total Fees	$1,064

(1) Audit fees consist of fees for professional services related to the audit of our annual financial statement and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2) Audit related fees consist of fees for professional services performed in connection with assistance with the registration statement and other documents filed with the SEC.
(3) Tax fees primarily consist of fees for the review of federal and state income tax returns.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.The following documents are filed as part of this Annual Report on Form 10-K:
i.The consolidated financial statements of the Trust are set forth in this report in “Item 8. Financial Statements and Supplementary Data.”
ii.Financial Statement Schedules:
1.Schedule III - Real Estate and Accumulated Depreciation

2.All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
b.The following exhibits are included or incorporated by reference in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(dollar amounts in thousands)

				Initial Cost			Gross Amount Carried at Close of Period (2)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Alderwood Mall	Lynnwood, WA	Retail	—	$4,950	$7,774	$—	$4,950	$7,774	$12,724	$210	2021	(3)
Alliance Town Center	Fort Worth, TX	Retail	—	1,150	3,729	—	1,150	3,729	4,879	92	2021	(3)
Antelope Valley Mall	Palmdale, CA	Retail	—	3,050	4,742	—	3,050	4,742	7,792	129	2021	(3)
Arden Fair Mall	Sacramento, CA	Retail	—	1,200	8,455	—	1,200	8,455	9,655	228	2021	(3)
Arrowhead Towne Center	Glendale, AZ	Retail	—	4,500	5,862	—	4,500	5,862	10,362	159	2021	(3)
Ashland Town Center	Ashland, KY	Retail	—	—	3,114	—	—	3,114	3,114	76	2021	(3)
Barton Creek Square	Austin, TX	Retail	—	6,143	930	—	6,143	930	7,073	30	2021	(3)
Baybrook Mall	Friendswood, TX	Retail	—	—	1,580	—	—	1,580	1,580	42	2021	(3)
Bellis Fair	Bellingham, WA	Retail	—	1,550	2,744	—	1,550	2,744	4,294	74	2021	(3)
Boise Towne Square	Boise, ID	Retail	—	2,600	6,595	—	2,600	6,595	9,195	179	2021	(3)
Brea Mall	Brea, CA	Retail	—	—	933	—	—	933	933	30	2021	(3)
Center at Owasso	Owasso, OK	Retail	—	—	2,533	—	—	2,533	2,533	62	2021	(3)
Cherry Hill Mall	Cherry Hill, NJ	Retail	—	4,800	5,794	—	4,800	5,794	10,594	159	2021	(3)
Christiana Mall	Newark, DE	Retail	—	3,600	7,648	—	3,600	7,648	11,248	207	2021	(3)
Clackamas Town Center	Portland, OR	Retail	—	6,900	4,722	—	6,900	4,722	11,622	130	2021	(3)
Columbia Center	Kennewick, WA	Retail	—	3,450	10,268	—	3,450	10,268	13,718	276	2021	(3)
Cool Springs Galleria	Franklin, TN	Retail	—	4,462	665	—	4,462	665	5,127	21	2021	(3)
Coral Ridge Mall	Coralville, IA	Retail	—	800	2,624	—	800	2,624	3,424	72	2021	(3)
Corbin Park	Overland Park, KS	Retail	—	1,500	3,673	—	1,500	3,673	5,173	87	2021	(3)
Coronado Center	Albuquerque, NM	Retail	—	2,750	6,050	—	2,750	6,050	8,800	164	2021	(3)
Cottonwood Mall	Albuquerque, NM	Retail	—	3,400	4,247	—	3,400	4,247	7,647	116	2021	(3)
Dadeland Mall	Miami, FL	Retail	—	—	1,336	—	—	1,336	1,336	43	2021	(3)
Danbury Fair	Danbury, CT	Retail	—	1,800	3,554	—	1,800	3,554	5,354	98	2021	(3)
Deerbrook Mall	Humble, TX	Retail	—	3,100	1,172	—	3,100	1,172	4,272	35	2021	(3)
Dulles Town Centre	Sterling, VA	Retail	—	6,220	805	—	6,220	805	7,025	26	2021	(3)
El Mercado Plaza	El Paso, TX	Retail	—	—	5,050	—	—	5,050	5,050	123	2021	(3)
Fair Oaks Mall	Fairfax, VA	Retail	—	7,700	3,014	—	7,700	3,014	10,714	87	2021	(3)
Fairmont Center	Pasadena, TX	Retail	—	—	2,571	—	—	2,571	2,571	61	2021	(3)
First & Main Town Center	Colorado Springs, CO	Retail	—	—	3,859	—	—	3,859	3,859	95	2021	(3)
First Colony Mall	Sugarland, TX	Retail	—	3,450	2,067	—	3,450	2,067	5,517	59	2021	(3)
Florence Mall	Florence, KY	Retail	—	2,200	5,419	—	2,200	5,419	7,619	148	2021	(3)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(dollar amounts in thousands)

				Initial Cost			Gross Amount Carried at Close of Period (2)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Fox River Mall	Appleton, WI	Retail	—	1,847	600	—	1,847	600	2,447	19	2021	(3)
Freehold Raceway Mall	Freehold, NJ	Retail	—	3,750	6,025	—	3,750	6,025	9,775	164	2021	(3)
Galleria at Sunset	Henderson, NV	Retail	—	—	5,321	—	—	5,321	5,321	144	2021	(3)
Galleria at Tyler	Riverside, CA	Retail	—	8,800	1,584	—	8,800	1,584	10,384	48	2021	(3)
Gateway Shopping Center I & II	Brooklyn, NY	Retail	—	—	5,395	—	—	5,395	5,395	121	2021	(3)
Glendale Galleria	Glendale, CA	Retail	—	12,100	6,114	—	12,100	6,114	18,214	168	2021	(3)
Golden Triangle Mall	Denton, TX	Retail	—	1,550	1,178	—	1,550	1,178	2,728	35	2021	(3)
Grand Traverse Mall	Traverse City, MI	Retail	—	850	1,218	—	850	1,218	2,068	34	2021	(3)
Hamilton Town Center	Noblesville, IN	Retail	—	1,950	4,163	—	1,950	4,163	6,113	102	2021	(3)
Hawthorn S/C	Vernon Hills, IL	Retail	—	4,100	2,425	—	4,100	2,425	6,525	70	2021	(3)
High Pointe Commons	Harrisburg, PA	Retail	—	2,950	2,191	—	2,950	2,191	5,141	56	2021	(3)
Huntington Park CBD	Huntington Park, CA	Retail	—	2,450	671	—	2,450	671	3,121	20	2021	(3)
Imperial Valley Mall	El Centro, CA	Retail	—	1,650	4,070	—	1,650	4,070	5,720	102	2021	(3)
Killeen Mall	Killeen, TX	Retail	—	1,700	790	—	1,700	790	2,490	23	2021	(3)
Lakeline Mall	Cedar Park, TX	Retail	—	2,250	2,093	—	2,250	2,093	4,343	60	2021	(3)
Lakeside Mall	Sterling Hts, MI	Retail	—	650	5,447	—	650	5,447	6,097	152	2021	(3)
Mall Del Norte	Laredo, TX	Retail	—	3,100	2,887	—	3,100	2,887	5,987	81	2021	(3)
Mall of Louisiana	Baton Rouge, LA	Retail	—	1,500	4,726	—	1,500	4,726	6,226	129	2021	(3)
Mayaguez Mall	Mayaguez, PR	Retail	—	—	4,255	—	—	4,255	4,255	112	2021	(3)
Meadowood Mall	Reno, NV	Retail	—	8,935	996	—	8,935	996	9,931	32	2021	(3)
Meadows Mall	Las Vegas, NV	Retail	—	3,000	7,114	—	3,000	7,114	10,114	192	2021	(3)
Miami International Mall	Miami, FL	Retail	—	7,676	1,037	—	7,676	1,037	8,713	33	2021	(3)
Mid Rivers Mall	St Peters, MO	Retail	—	2,000	1,328	—	2,000	1,328	3,328	35	2021	(3)
Midland Park Mall	Midland, TX	Retail	—	1,150	2,606	—	1,150	2,606	3,756	72	2021	(3)
Mokena Marketplace	Mokena, IL	Retail	—	900	3,782	—	900	3,782	4,682	91	2021	(3)
New Braunfels T/C at Creekside	New Braunfels, TX	Retail	—	1,500	3,773	—	1,500	3,773	5,273	89	2021	(3)
Newnan Crossing	Newnan, GA	Retail	—	1,800	1,746	—	1,800	1,746	3,546	46	2021	(3)
Newport Centre	Jersey City, NJ	Retail	—	51,400	5,024	—	51,400	5,024	56,424	139	2021	(3)
North Riverside Park Mall	North Riverside, IL	Retail	—	4,000	5,413	—	4,000	5,413	9,413	151	2021	(3)
Northridge Fashion Center	Northridge, CA	Retail	—	10,450	3,578	—	10,450	3,578	14,028	103	2021	(3)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(dollar amounts in thousands)

				Initial Cost			Gross Amount Carried at Close of Period (2)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Northshore Mall	Peabody, MA	Retail	—	3,150	5,203	—	3,150	5,203	8,353	142	2021	(3)
Oak Park Mall	Overland Park, KS	Retail	—	—	5,989	—	—	5,989	5,989	165	2021	(3)
Oakland Mall	Troy, MI	Retail	—	2,650	2,860	—	2,650	2,860	5,510	83	2021	(3)
Oakridge Court	Algonquin, IL	Retail	—	1,500	4,878	—	1,500	4,878	6,378	117	2021	(3)
Orland Square	Orland Park, IL	Retail	—	2,450	6,329	—	2,450	6,329	8,779	175	2021	(3)
Pacific View Mall	Ventura, CA	Retail	—	1,500	7,298	—	1,500	7,298	8,798	196	2021	(3)
Palm Valley Cornerstone	Goodyear, AZ	Retail	—	3,400	5,825	—	3,400	5,825	9,225	135	2021	(3)
Pembroke Lakes Mall	Pembroke Pines, FL	Retail	—	6,800	3,197	—	6,800	3,197	9,997	90	2021	(3)
Peninsula Town Center	Hampton, VA	Retail	—	2,000	3,572	—	2,000	3,572	5,572	89	2021	(3)
Penn Square Mall	Oklahoma City, OK	Retail	—	—	2,262	—	—	2,262	2,262	54	2021	(3)
Pheasant Lane Mall	Nashua, NH	Retail	—	1,500	4,869	—	1,500	4,869	6,369	132	2021	(3)
Pier Park	Panama City Beach, FL	Retail	—	1,750	2,299	—	1,750	2,299	4,049	57	2021	(3)
Plaza at West Covina	West Covina, CA	Retail	—	3,550	8,742	—	3,550	8,742	12,292	237	2021	(3)
Plaza Centro	Caguas, PR	Retail	—	—	3,864	—	—	3,864	3,864	105	2021	(3)
Polaris Fashion Place	Columbus, OH	Retail	—	2,900	2,945	—	2,900	2,945	5,845	81	2021	(3)
Post Oak Mall	College Station, TX	Retail	—	1,550	791	—	1,550	791	2,341	21	2021	(3)
Promenade at Temecula	Temecula, CA	Retail	—	6,350	1,301	—	6,350	1,301	7,651	39	2021	(3)
Rivertown Crossings	Grandville, MI	Retail	—	950	2,563	—	950	2,563	3,513	70	2021	(3)
Rockaway Townsquare	Rockaway, NJ	Retail	—	4,050	9,336	—	4,050	9,336	13,386	252	2021	(3)
Rosedale S/C	Roseville, MN	Retail	—	4,050	4,671	—	4,050	4,671	8,721	129	2021	(3)
Ross Park Mall	Pittsburgh, PA	Retail	—	2,500	5,162	—	2,500	5,162	7,662	142	2021	(3)
Shackleford Crossing	Little Rock, AR	Retail	—	2,150	3,120	—	2,150	3,120	5,270	78	2021	(3)
Sherman Town Center	Sherman, TX	Retail	—	2,358	560	—	2,358	560	2,918	17	2021	(3)
Shops at Moore	Moore, OK	Retail	—	1,250	3,022	—	1,250	3,022	4,272	76	2021	(3)
Solano Town Center	Fairfield, CA	Retail	—	2,500	7,210	—	2,500	7,210	9,710	195	2021	(3)
South Point S/C	Mcdonough, GA	Retail	—	2,200	1,807	—	2,200	1,807	4,007	47	2021	(3)
Southaven Towne Center	Southaven, MS	Retail	—	1,450	3,560	—	1,450	3,560	5,010	90	2021	(3)
Southlands S/C	Aurora, CO	Retail	—	3,000	3,135	—	3,000	3,135	6,135	78	2021	(3)
SouthPark Center	Strongsville, OH	Retail	—	2,100	1,856	—	2,100	1,856	3,956	54	2021	(3)
Southpark Mall	Colonial Hts, VA	Retail	—	1,350	4,206	—	1,350	4,206	5,556	114	2021	(3)
Southpark Meadows S/C	Austin, TX	Retail	—	—	1,917	—	—	1,917	1,917	50	2021	(3)
Springfield Town Center	Springfield, VA	Retail	—	2,550	11,500	—	2,550	11,500	14,050	286	2021	(3)
St Charles Towne Center	Waldorf, MD	Retail	—	1,850	3,834	—	1,850	3,834	5,684	105	2021	(3)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(dollar amounts in thousands)

				Initial Cost			Gross Amount Carried at Close of Period (2)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Staten Island Mall	Staten Island, NY	Retail	—	17,100	2,933	—	17,100	2,933	20,033	84	2021	(3)
Stirling Lafayette S/C	Lafayette, LA	Retail	—	1,050	3,103	—	1,050	3,103	4,153	73	2021	(3)
Stone Creek Towne Center	Colerain Township, OH	Retail	—	1,750	2,841	—	1,750	2,841	4,591	71	2021	(3)
Stoneridge S/C	Pleasanton, CA	Retail	—	11,900	2,414	—	11,900	2,414	14,314	69	2021	(3)
Stones River Mall	Murfreesboro, TN	Retail	—	700	2,467	—	700	2,467	3,167	62	2021	(3)
Sunrise Mall	Brownsville, TX	Retail	—	1,650	2,486	—	1,650	2,486	4,136	69	2021	(3)
Superstition Springs Mall	Mesa, AZ	Retail	—	5,900	3,385	—	5,900	3,385	9,285	95	2021	(3)
Teas Crossing	Conroe, TX	Retail	—	2,200	1,844	—	2,200	1,844	4,044	47	2021	(3)
The District	South Jordan, UT	Retail	—	4,050	1,678	—	4,050	1,678	5,728	44	2021	(3)
The Loop West	Kissimmee, FL	Retail	—	2,350	2,840	—	2,350	2,840	5,190	71	2021	(3)
The Mall at Bay Plaza	Bronx, NY	Retail	—	—	1,155	—	—	1,155	1,155	37	2021	(3)
The Mall at Robinson T/C	Pittsburgh, PA	Retail	—	550	7,476	—	550	7,476	8,026	196	2021	(3)
The Mall at Rockingham Park	Salem, NH	Retail	—	2,300	6,295	—	2,300	6,295	8,595	170	2021	(3)
The Mall at Turtle Creek	Jonesboro, AR	Retail	—	2,555	534	—	2,555	534	3,089	16	2021	(3)
The Mall at Tuttle Crossing	Dublin, OH	Retail	—	1,700	3,267	—	1,700	3,267	4,967	91	2021	(3)
The Mall at Wellington Green	Wellington, FL	Retail	—	6,750	2,101	—	6,750	2,101	8,851	61	2021	(3)
The Mall In Columbia	Columbia, MD	Retail	—	3,400	7,532	—	3,400	7,532	10,932	204	2021	(3)
The Oaks	Thousand Oaks, CA	Retail	—	9,402	916	—	9,402	916	10,318	29	2021	(3)
The Orchard at Slatten Ranch	Antioch, CA	Retail	—	4,100	3,328	—	4,100	3,328	7,428	81	2021	(3)
The Parks at Arlington	Arlington, TX	Retail	—	2,100	4,510	—	2,100	4,510	6,610	124	2021	(3)
The Plaza at Shoal Creek	Kansas City, MO	Retail	—	1,050	2,095	—	1,050	2,095	3,145	54	2021	(3)
The Shoppes at Buckland Hills	Manchester, CT	Retail	—	2,150	3,088	—	2,150	3,088	5,238	86	2021	(3)
The Shops at Fallen Timbers	Maumee, OH	Retail	—	2,100	1,135	—	2,100	1,135	3,235	31	2021	(3)
The Shops at Montebello	Montebello, CA	Retail	—	12,086	944	—	12,086	944	13,030	30	2021	(3)
The Shops at Stone Park	Houston, TX	Retail	—	2,400	2,605	—	2,400	2,605	5,005	63	2021	(3)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(dollar amounts in thousands)

				Initial Cost			Gross Amount Carried at Close of Period (2)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
The Streets at Southpoint	Durham, NC	Retail	—	3,250	943	—	3,250	943	4,193	28	2021	(3)
The Woodlands Mall	The Woodlands, TX	Retail	—	5,150	1,699	—	5,150	1,699	6,849	50	2021	(3)
Town Center at Aurora	Aurora, CO	Retail	—	3,200	5,865	—	3,200	5,865	9,065	160	2021	(3)
Twelve Oaks Mall	Novi, MI	Retail	—	1,900	4,267	—	1,900	4,267	6,167	118	2021	(3)
Valle Vista Mall	Harlingen, TX	Retail	—	1,900	777	—	1,900	777	2,677	24	2021	(3)
Valley Plaza	Bakersfield, CA	Retail	—	—	7,069	—	—	7,069	7,069	191	2021	(3)
Victoria Gardens	Rancho Cucamonga, CA	Retail	—	2,050	8,436	—	2,050	8,436	10,486	209	2021	(3)
Waterside Marketplace	Chesterfield Townshp, MI	Retail	—	700	3,982	—	700	3,982	4,682	96	2021	(3)
Waxahachie Towne Center Crossing	Waxahachie, TX	Retail	—	1,150	2,706	—	1,150	2,706	3,856	66	2021	(3)
West Grand Promenade	Katy, TX	Retail	—	3,650	1,606	—	3,650	1,606	5,256	43	2021	(3)
Westfarms Mall	Farmington, CT	Retail	—	—	6,041	—	—	6,041	6,041	144	2021	(3)
Westfield Annapolis	Annapolis, MD	Retail	—	4,500	4,851	—	4,500	4,851	9,351	132	2021	(3)
Westfield Brandon	Brandon, FL	Retail	—	4,300	3,950	—	4,300	3,950	8,250	109	2021	(3)
Westfield Broward	Plantation, FL	Retail	—	6,950	3,445	—	6,950	3,445	10,395	97	2021	(3)
Westfield Countryside	Clearwater, FL	Retail	—	5,200	1,223	—	5,200	1,223	6,423	38	2021	(3)
Westfield Galleria at Roseville	Roseville, CA	Retail	—	4,000	8,735	—	4,000	8,735	12,735	235	2021	(3)
Westfield North County	Escondido, CA	Retail	—	—	3,694	—	—	3,694	3,694	103	2021	(3)
Westfield Palm Desert	Palm Desert, CA	Retail	—	3,450	3,276	—	3,450	3,276	6,726	89	2021	(3)
Westfield Plaza Bonita	National City, CA	Retail	—	5,650	4,705	—	5,650	4,705	10,355	129	2021	(3)
Westfield Santa Anita	Arcadia, CA	Retail	—	—	2,591	—	—	2,591	2,591	76	2021	(3)
Westfield Southcenter	Tukwila, WA	Retail	—	—	14,616	—	—	14,616	14,616	364	2021	(3)
Westminster Mall	Westminster, CA	Retail	—	—	982	—	—	982	982	31	2021	(3)
Westmoreland Mall	Greensburg, PA	Retail	—	800	6,713	—	800	6,713	7,513	181	2021	(3)
White Marsh Mall	Baltimore, MD	Retail	—	6,100	2,580	—	6,100	2,580	8,680	73	2021	(3)
Wolfchase Galleria	Memphis, TN	Retail	—	2,150	2,101	—	2,150	2,101	4,251	61	2021	(3)
Woodbridge Center	Woodbridge, NJ	Retail	—	10,655	1,094	—	10,655	1,094	11,749	35	2021	(3)
Yuma Palms Regional Center	Yuma, AZ	Retail	—	1,650	5,764	—	1,650	5,764	7,414	133	2021	(3)
Total properties			$—	$480,289	$547,445	$—	$480,289	$547,445	$1,027,734	$14,615

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(dollar amounts in thousands)

(1) We have prepared Schedule III – Real Estate and Accumulated Depreciation (“Schedule III”) omitting certain of the required information articulated in Securities and Exchange Commission Rule 12-28 in Regulation S-X. Rule 12-28 requires property specific information for the date of construction; these disclosures have been omitted from Schedule III. We are unable to provide this disclosure as many of the Properties were constructed prior to when Old Copper’s fixed asset accounting software was implemented, and thus we do not have the requisite historical records readily available.
(2) The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $1.03 billion.
(3) Depreciation is computed based on the following estimated useful lives: Buildings and Improvements 19-43 years

Reconciliation of investment properties:

Balance at beginning of period	$1,716,487
Provision for impairment of investment properties	(1,951)
Sales of investment properties	(669,486)
Assets associated with investments held for sale	(17,316)
Balance at December 31, 2021	$1,027,734

Reconciliation of accumulated depreciation:

Balance at beginning of period	$—
Depreciation expense	28,785
Sales of investment properties	(13,977)
Accumulated depreciation associated with investments held for sale	(193)
Balance at December 31, 2021	$14,615

b. Exhibits

Exhibit No.	Description
3.1*+
Amended and Restated Pass-Through Trust Agreement, dated as of January 30, 2021, between Copper BidCo LLC, as beneficiary, and GLAS Trust Company LLC, as trustee (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed with the Commission on February 5, 2021 (File No. 000-56236)).

3.2*
Amendment No. 1 to Amended and Restated Pass Through Trust Agreement, dated as of June 11, 2021, between Copper Bidco LLC and GLAS Trust Company LLC (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 11, 2021 (File No. 000-56236)).

3.3*
Amendment No. 2 to Amended and Restated Pass Through Trust Agreement, dated as of December 30, 2021, between Copper Bidco LLC and GLAS Trust Company LLC (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Commission on January 5, 2022) (File No. 000-56236)).

4.1+
Form of Registration Rights and Resale Cooperation Agreement between the Trust and the Certificateholders named therein (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10 filed with the Commission on February 5, 2021 (File No. 000-56236)).

10.1*	Management Agreement, dated as of January 30, 2021, between Copper Property CTL Pass Through Trust and Hilco JCP LLC (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form 10 filed with the Commission on February 5, 2021 (File No. 000-56236)).
10.2*	Amendment No. 1 to Management Agreement, dated as of June 11, 2021, between Copper Property CTL Pass Through Trust and Hilco JCP, LLC (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on June 11, 2021 (File No. 000-56236)).
21.1*	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 of the Company's Registration Statement on Form 10 filed with the Commission on February 5, 2021 (File No. 000-56236).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).

* Incorporated herein by reference
+ Certain schedules and similar attachments have been omitted. The Trust agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	March 14, 2022

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	March 14, 2022