Form 10-K/A
period 2021-12-31
Copper Property CTL Pass Through Trust
filed 2022-05-06
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE
None.
Index to Exhibits begins on page 3.

Auditor Firm Id:     PCAOB ID 238    Auditor Name: PricewaterhouseCoopers LLP    Auditor Location: Chicago, Illinois

Explanatory Note

This Amendment No. 1 to the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021 of Copper Property CTL Pass Through Trust is filed for the sole purpose of amending Item 15 of Part IV to include the consolidated financial statements of Penney Intermediate Holdings LLC (collectively with its parent, Copper Retail JV LLC, "New JCP"), which were not available at the time the combined Annual Report on Form 10-K was initially filed. At December 31, 2021, our Properties leased to New JCP constituted more than 20% of our assets and these properties were leased to New JCP under long-term, triple-net leases that transfer substantially all operating costs to New JCP and New JCP’s financial statements may thus be material to investors. The audited financial statements of New JCP as of January 29, 2022 and January 30, 2021, and for the year ended January 29, 2022 and the period from October 22, 2020 (inception) to January 30, 2021 are attached to this report as Exhibit 99.1. These financial statements were provided to us by New JCP, and Copper Property CTL Pass Through Trust did not participate in their preparation or review.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any other Item of the originally filed annual report. This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 15 of Form 10-K as provided in Exhibit 99.1, an updated exhibit index, a signature page, and the certifications required to be filed as exhibits hereto.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.The financial statements and financial statement schedules for Copper Property CTL Pass Through Trust were previously listed in and included with the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 14, 2022.
i.The audited financial statements of New JCP as of January 29, 2022 and January 30, 2021, and for the year ended January 29, 2022 and the period from October 22, 2020 (inception) to January 30, 2021 are attached as Exhibit 99.1 hereto.
b.The following exhibits are included or incorporated by reference in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K).

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
99.1**
Consolidated Financial Statements of Penney Intermediate Holdings LLC as of January 29, 2022 and January 30, 2021, and for the year ended January 29, 2022 and the period from October 22, 2020 (inception) to January 30, 2021

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

* Incorporated herein by reference
** Since Penney Intermediate Holdings LLC (collectively with its parent, Copper Retail JV LLC, "New JCP") leases more than 20% of our total assets under triple net leases, the financial status of New JCP may be considered relevant to Certificateholders. New JCP’s most recently available audited consolidated financial statements (as of January 29, 2022 and January 30, 2021, and for the year ended January 29, 2022 and the period from October 22, 2020 (inception) to January 30, 2021) are attached as Exhibit 99.1 to this Amendment No. 1 to the Annual Report on Form 10-K. We have not participated in the preparation of New JCP’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by New JCP.
+ Certain schedules and similar attachments have been omitted. The Trust agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	May 5, 2022

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	May 5, 2022

5