Form 10-Q
period 2022-03-31
Copper Property CTL Pass Through Trust
filed 2022-05-11
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands except certificate amounts)

	As of March 31, 2022	As of December 31, 2021
Assets
Investment properties:
Land and improvements	$480,289	$480,289
Building and other improvements	547,445	547,445
	1,027,734	1,027,734
Less: accumulated depreciation	(18,601)	(14,615)
Net investment properties	1,009,133	1,013,119
Cash and cash equivalents	34,343	627,522
Accounts receivable	47,866	48,554
Lease intangible assets, net	251,251	254,600
Right-of-use lease assets	100,095	100,617
Assets associated with investment properties held for sale	—	19,215
Other assets, net	4,796	1,066
Total assets	$1,447,484	$2,064,693

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$1,223	$1,626
Lease intangible liabilities, net	125,101	126,769
Lease liabilities	37,584	37,554
Liabilities associated with investment properties held for sale	—	2,124
Other liabilities	9,286	9,250
Total liabilities	173,194	177,323

Commitments and contingencies (Note 5)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(677,830)	(64,750)
Total equity	1,274,290	1,887,370
Total liabilities and equity	$1,447,484	$2,064,693

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Three Months Ended March 31, 2022	Period from January 30, 2021 to March 31, 2021
Revenues:
Lease income	$27,706	$27,453

Expenses:
Operating expenses	3,273	2,651
Depreciation and amortization	5,336	6,764
Provision for impairment of investment properties	—	—
General and administrative expenses	2,558	1,192
Total expenses	11,167	10,607

Other income (expense):
Gain on sales of investment properties, net	3,651	—
Other income	$238	—
Formation expenses	—	(364)
Total other income (expense)	$3,889	$(364)

Net income	$20,428	$16,482

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.27	$0.22
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Period from January 30, 2021 to March 31, 2021	Trust Certificates	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of January 30, 2021	75,000,000	$1,952,120	$—	$1,952,120
Net income	—	—	16,482	16,482
Distributions paid to Certificateholders ($0.02 per certificate)	—	—	(1,566)	(1,566)
Balance as of March 31, 2021	75,000,000	$1,952,120	$14,916	$1,967,036

Three Months Ended March 31, 2022	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2022	75,000,000	$1,952,120	$(64,750)	$1,887,370
Net income	—	—	20,428	20,428
Distributions paid to Certificateholders ($8.45 per certificate)	—	—	(633,508)	(633,508)
Balance as of March 31, 2022	75,000,000	$1,952,120	$(677,830)	$1,274,290

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2022	Period from January 30, 2021 to March 31, 2021
Cash flows from operating activities:
Net income	$20,428	16,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,336	6,764
Gain on sales of investment of properties, net	(3,651)	—
Amortization of above/below market leases, net	332	1
Changes in assets and liabilities:
Changes in accounts receivable	688	(10,774)
Changes in other assets	(3,726)	(4,371)
Changes in right-of-use lease assets	522	436
Changes in accounts payable and accrued expenses	(525)	1,094
Changes in lease liabilities	29	17
Changes in other liabilities	(65)	7,999
Net cash provided by operating activities	19,368	17,648

Cash flows from investing activities:
Proceeds from sales of investment properties	20,961	—
Net cash provided by investing activities	20,961	—

Cash flows from financing activities:
Acquisition-related costs incurred subsequent to Inception	—	(8,651)
Distributions paid to Certificateholders	(633,508)	(1,566)
Net cash used in financing activities	(633,508)	(10,217)

Net increase (decrease) in cash and cash equivalents	(593,179)	7,431
Cash and cash equivalents, at beginning of period	627,522	25,563
Cash and cash equivalents, at end of period	$34,343	$32,994

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(1) ORGANIZATION
Overview

Copper Property CTL Pass Through Trust, a New York common law trust (the “Trust,” “we,” “our” or “us”) was formed on December 12, 2020, in connection with the reorganization of Old Copper Company, Inc. (f/k/a J. C. Penney Company, Inc.) (“Old Copper”), effective as of January 30, 2021 (the “Effective Date”) pursuant to the terms of the Amended Joint Chapter 11 Plan of Reorganization of Old Copper and certain of its subsidiaries (collectively, the “Debtors”) (the “Plan of Reorganization”).

On the Effective Date, through separate wholly-owned property holding companies (the “PropCos”), the Trust owned (as discussed below), 160 retail properties (the “Retail Properties”) and six distribution centers (the “Warehouses” and, together with the Retail Properties, the “Properties”), all of which were leased under two Master Leases (as discussed in Note 4) to one or more subsidiaries of Copper Retail JV LLC (“OpCo Purchaser”) (collectively with its subsidiaries, “New JCP”), an entity formed by and under the joint control of Simon Property Group, L.P. and Brookfield Asset Management Inc. As of December 31, 2021, the Trust had sold all six Warehouses.

The Trust’s operations consist solely of (i) owning the Properties and interests as lessee of land under non-cancellable ground leases, (ii) leasing the Properties under the terms of the Retail Master Lease (as defined below) to New JCP as the sole tenant and (iii) subject to market conditions and the conditions set forth in the Trust Agreement, selling the Properties to third-party purchasers through the PropCos.

As of March 31, 2022, the real estate portfolio consists of 146 Retail Properties, of which 22 are encumbered by ground leases, in the United States across 37 states and Puerto Rico, and comprising 19.5 million square feet of leasable space.
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

As a result, as of the Effective Date, the Trust owned, through the PropCos, 160 Retail Properties and six Warehouses, all of which were leased to one or more subsidiaries of New JCP under two Master Leases. In connection with the foregoing, certain of the Debtors' lenders received their pro-rata portion of the equity interest in the Trust, as evidenced by the Trust Certificates (as defined below). The aggregate credit bid was not an indicator of the fair value of the assets and liabilities of the Trust as of the Effective Date, and it does not represent the full extent of debt that was owed to the creditor group.

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

As of the Effective Date, Old Copper had no ability to exercise any control over the Properties or the Trust and has no affiliation with the Trust. The Trust owns directly or indirectly 100% of the equity or partnership interests (as applicable) in the PropCos. Specifically, the PropCos include (i) CTL Propco I LLC, a Delaware limited liability company, CTL Propco I L.P., a Delaware limited partnership and CTL Propco PR I LLC and CTL Propco PR II LLC, Puerto Rico limited liability companies. which collectively own the fee simple or ground leasehold title (as applicable) to the Retail Properties and (ii) CTL Propco II LLC, a Delaware limited liability company and CTL Propco II L.P., a Delaware limited partnership, which collectively owned the fee simple title to the Warehouses.

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

The Trustee performs trust administration duties, including treasury management and certificate administration. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly. The Trust incurred trustee fees of $25 in the three months ended March 31, 2022 and $18 from the Effective Date to March 31, 2021, which are included in “General and administrative expenses” on the accompanying consolidated statements of operations.

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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Management Agreement

The Trust has retained Hilco JCP LLC, an affiliate of Hilco Real Estate LLC, as its independent third-party manager to perform asset management duties with respect to the Properties (together with any of its affiliates, replacement or successor, the “Manager”) pursuant to an agreement with an initial term of 24 months, with automatic six month renewals until the termination of the Trust. The Trust pays the Manager a base management fee (the “Base Fee”) and a fee for each property sold (the “Asset Management Fee”). The Base Fee is an amount equal to the greater of 5.75% of the lease payments of the Properties per month and $333 per month. The Asset Management Fees consist of a closing fee of $50 for each Warehouse sold and a success fee for each Retail Property and Warehouse sold which varies based on the sales proceeds and date sold.

The Trust incurred Base Fees of $1,591 in the three months ended March 31, 2022 and $1,501 from the Effective Date to March 31, 2021, which are included in “Operating expenses” on the accompanying consolidated statements of operations of which $530 was included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets as of March 31, 2022. The Trust incurred Asset Management Fees of $143 for the three months ended March 31, 2022 and $0 from the Effective Date to March 31, 2021 which are included in “Gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

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

The accompanying consolidated financial statements include the quarterly period ended March 31, 2022 and the period from January 30, 2021 to March 31, 2021 (the “Reporting Periods”). These consolidated financial statements should be read in conjunction with the Trust's audited Annual Report on Form 10-K for the period from the Effective Date to December 31, 2021 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 that would duplicate those included in the 10-K are not included in these consolidated financial statements.

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

Impairment of Investment Properties
The Trust’s investment properties are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At such evaluation date, the Trust separately determines whether impairment indicators exist for each property. Examples of situations considered to be impairment indicators include, but are not limited to:
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
If the presence of one or more impairment indicators as described above is identified on an evaluation date or at any point throughout the year with respect to a property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered impaired when the estimated future undiscounted cash flows are less than its current carrying value. When performing a test for recoverability or estimating the fair value of an impaired investment property, the Trust makes certain complex or subjective assumptions that include, but are not limited to:
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
As of December 31, 2021, the Trust classified one Retail Property as held for sale. This Retail Property was sold in January 2022, and as of March 31, 2022, no properties met the criteria for held for sale classification.

Cash and Cash Equivalents
The Trust maintains its cash and cash equivalents at major financial institutions. At March 31, 2022, cash equivalents consisted of investments in money market instruments. Cash and cash equivalents totaled $34,343 and $627,522 as of March 31, 2022 and December 31, 2021, respectively. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Trust periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is remote.
Lease Income and Accounts Receivable
The Trust accounts for leases under the provisions of ASC 842. The Trust commenced recognition of lease income on its Master Leases (as discussed in Note 4) as of the Effective Date. In most cases, revenue recognition under a lease begins when the lessee takes possession or controls the physical use of the leased asset. Generally, this occurs

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

on the lease commencement date. Lease income for leases that have fixed and measurable rent escalations, is recognized on a straight-line basis over the term of each lease. The difference between such lease income earned and the cash rent due under the provisions of a lease is recorded as straight-line rent receivable and is included as a component of “Accounts receivable” in the accompanying consolidated balance sheets.
At lease commencement, the Trust estimated that collectibility was probable for the Master Leases due to the creditworthiness analysis performed. Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. The Trust will remove the cash basis designation and resume recording lease income from such tenants on an accrual basis when the Trust believes that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history. As of March 31, 2022, lease income is being accounted for on the accrual basis of accounting. Lease payments of $9,218, which were received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets as of March 31, 2022 and will be recognized as lease income in April 2022. As of December 31, 2021, lease payments of $9,320 were received in advance under the terms of the Master Leases and recognized as lease income in January 2022.
The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statement of operations. During the Reporting Periods, there was no uncollectible lease income.
Right-of-use Lease Assets and Lease Liabilities
The Trust was assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. As of March 31, 2022, the Trust held an interest as lessee of land under 22 non-cancellable ground leases. Rental expense associated with land that the Trust leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease. In accordance with the Master Lease, rental expense associated with land is paid directly by New JCP and is included in “Lease income” in the accompanying consolidated statement of operations (see Note 4).
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
The Trust does not include option terms in its future lease payments where they are not reasonably certain to be exercised, however all options terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease. The Trust has elected not to separate lease and non-lease components for operating leases.
Income Taxes
The Trust is intended to qualify as a liquidating trust within the meaning of United States Treasury Regulation Section 301.7701-4(d) or, in the event it is not so treated, a partnership other than a partnership taxable as a corporation under Section 7704 of the Internal Revenue Code of 1986, as amended.
The Trust records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. All tax returns remain subject to examination by federal and various state tax jurisdictions. As of March 31, 2022 and December 31, 2021, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.

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

(3) INVESTMENT PROPERTIES
As of March 31, 2022, the Trust's real estate portfolio consisted of 146 Retail Properties across 37 U.S. states and Puerto Rico.
The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of March 31, 2022.

	Period from April 1 to December 31, 2022	2023		2024	2025	2026	Thereafter		Total
Amortization of:
Above market lease intangibles (a)	$6,001	$8,001		$8,001	$8,001	$8,001	$112,013		$150,018
In-place lease intangibles (a)	4,049	5,399		5,399	5,399	5,399	75,588		101,233
Lease intangible assets, net (b)	$10,050	$13,400		$13,400	$13,400	$13,400	$187,601		$251,251

Below market lease intangibles (a)	$5,004	$6,672		$6,672	$6,672	$6,672	$93,409		$125,101
Lease intangible liabilities, net	$5,004	$6,672	$—	$6,672	$6,672	$6,672	$93,409	$—	$125,101

(a) Represents the portion of the leases in which the Trust is the lessor. The amortization of above and below market lease intangibles is recorded as an adjustment to lease income and the amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

Lease intangible assets, net and lease intangible liabilities, net are presented net of $15,633 and $7,784 of accumulated amortization, respectively, as of March 31, 2022. Lease intangible assets, net and lease intangible liabilities, net are presented net of $12,283 and $6,116 of accumulated amortization, respectively, as of December 31, 2021.

As of the March 31, 2022 and December 31, 2021, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 18.8 years and 19.0 years, respectively.

Amortization expense pertaining to in-place lease intangibles was $1,350 for the three months ended March 31, 2022 and $1,222 from the Effective Date to March 31, 2021.

Amortization pertaining to above market lease intangibles of $2,000 for the three months ended March 31, 2022 and $1,408 from the Effective Date to March 31, 2021, was recorded as a reduction to “Lease income” in the accompanying consolidated statements of operations.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Amortization pertaining to below market lease intangibles of $1,668 for the three months ended March 31, 2022 and $1,407 from the Effective Date to March 31, 2021, was recorded as an increase to “Lease income” in the accompanying consolidated statements of operations.

Dispositions

The following table summarizes the disposition activity for the three months ended March 31, 2022:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
1/6/22	Culver City, CA	Retail	Fee Simple	204	$22,000	$20,961	$3,651
The disposition completed during the three months ended March 31, 2022 does not qualify for discontinued operations treatment and is not considered individually significant.
During the period from the Effective Date to March 31, 2021, there were no dispositions.

(4) LEASES
Leases as Lessor
The Retail Properties are leased pursuant to a single retail master lease (as amended, modified or supplemented from time to time, the “Retail Master Lease”) and the Warehouses were leased pursuant to a single distribution center master lease (as amended, modified or supplemented from time to time, the “DC Master Lease”; together with the Retail Master Lease, the “Master Leases” and individually, each a “Master Lease”). On the Effective Date, New JCP assigned all of its right, title and interest as lessor under the Master Leases to the applicable PropCo. Each of the Master Leases has an initial term of 20 years that commenced on December 7, 2020 and is classified as an operating lease. The Trust receives monthly base rent pursuant to the Master Leases, which was 50% abated through December 31, 2021 for each of the Retail Properties. At the beginning of the third lease year, base rent under the Retail Master Lease increases based on changes in the consumer price index (subject to a maximum 2% increase per year) and the increase is not included in fixed lease payments or the future undiscounted lease payments schedule. Upon the sale of the Warehouses in December 2021, the Trust assigned all of its right, title and interest as lessor in the DC Master Lease to the purchaser.
The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by New JCP and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by New JCP are not included in the accompanying consolidated statement of operations, except for ground lease payments made by New JCP, since recording cash payments made by New JCP is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by New JCP of $1,004 for the three months ended March 31, 2022 and $681 from the Effective Date to March 31, 2021 were paid directly to the ground lessor by New JCP and were included in “Lease income” in the accompanying consolidated statement of operations.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by New JCP to the Trust in accordance with the terms of the applicable Master Lease, and are presented net of reimbursement from New JCP on the consolidated statements of operations. From the Effective Date to March 31, 2021, the Trust incurred sales and use taxes of $64, which was reimbursed as of December 31, 2021. As of December 31, 2021, the Trust recorded $7 as a receivable from New JCP. These amounts were received during the three months ended March 31, 2022, and as of March 31, 2022, no amounts are due from New JCP. For the three months ended March 31, 2022, the Trust incurred additional sales and use taxes of $187 and was reimbursed by New JCP.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

From time to time the Trust may have leasing activity with replacement tenants other than New JCP, but has had none to date.
Lease income related to the Trust’s operating leases is comprised of the following:

Lease income related to fixed lease payments	Three Months Ended March 31, 2022	Period from January 30, 2021 to March 31, 2021
Base rent (a)	$27,671	$15,999
Straight-line rental income, net (b)	(637)	10,774
Lease income related to variable lease payments
Ground lease reimbursement income (c)	1,004	681
Other
Amortization of above and below market lease intangibles (d)	(332)	(1)
Lease income	$27,706	$27,453
(a)Base rent consists of fixed lease payments, subject to a 50% rent abatement during the first lease year for each of the Retail Properties.
(b)Represents lease income related to the excess of straight-line rental income over fixed lease payments.
(c)Ground lease reimbursement income consists of lease payments due from the tenant for land leased under non-cancellable operating leases.
(d)Represents above and below market lease amortization recognized straight line over the lease term.

As of March 31, 2022, undiscounted lease payments to be received under operating leases for the next five years and thereafter are as follows:

Lease Payments
Period from April 1 to December 31, 2022	$82,965
2023	110,620
2024	110,620
2025	110,620
2026	110,620
Thereafter	1,548,674
Total	$2,074,119
The weighted average remaining lease terms range was approximately 18.8 years as of March 31, 2022.
Leases as Lessee
The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised. All options terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease.
Ground lease rent expense was $1,555 for the three months ended March 31, 2022 and $1,134 from Effective Date to March 31, 2021, which is included within “Operating expenses” in the accompanying consolidated statement of operations. For the three months ended March 31, 2022, ground lease rent expense includes interest expense of $1,033, amortization pertaining to right-of-use assets of $257, amortization pertaining to above market ground lease intangibles of $(160) and amortization pertaining to below market ground lease intangibles of $425. For the period January 30, 2021 to March 31, 2021, ground lease rent expense includes interest expense of $698, amortization pertaining to right-of-use assets of $173, amortization pertaining to above market ground lease intangibles of $(42) and amortization pertaining to below market ground lease intangibles of $304. There were no cash payments for ground lease rent expense.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

As of March 31, 2022, undiscounted future rental obligations to be paid under the long-term ground leases by New JCP under the terms of the Master Lease on behalf of the Trust, including fixed rental increases, for the next five years and thereafter, are as follows:

Lease Obligations
Period from April 1 to December 31, 2022	$3,011
2023	4,062
2024	4,124
2025	4,116
2026	4,138
Thereafter	224,356
Less imputed interest	(206,223)
Lease liabilities as of March 31, 2022	$37,584
The Trust’s long-term ground leases had a weighted average remaining lease term of 45.1 years and a weighted average discount rate of 11.0% as of March 31, 2022.

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

Recurring Fair Value Measurements

As of March 31, 2022, the Trust did not hold any assets or liabilities that are measured at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

For the three months ended March 31, 2022 and from the Effective Date to March 31, 2021, the Trust did not remeasure any assets to fair value on a nonrecurring basis.

For the three months ended March 31, 2022 and from the Effective Date to March 31, 2021, no impairment charges were recorded.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(6) COMMITMENTS AND CONTINGENCIES
Master Leases
Landlord Option Properties: On the Effective Date, the Retail Master Lease provides the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice. This option is (for the Trust, but not for future landlords) limited to eight Retail Properties in any lease year. The DC Master Lease provided the Trust an option on all six of the distribution centers, allowing current or future landlords to terminate the DC Master Lease upon 24 months’ prior written notice if the tenant has ceased operations within the premises. In 2021, the Trust sold seven Retail Properties and all six Warehouses with landlord termination options, and assigned all of its right, title and interest as lessor in the Master Leases to the purchasers. As of December 31, 2021, there were 16 remaining Retail Properties with landlord termination options. During the three months ended March 31, 2022, the Trust sold one Retail Property with a landlord termination option.
Tenant Option Properties: On the Effective Date, the Retail Master Lease provided New JCP an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties. This option is limited to no more than five Properties in any lease year. In 2021, the Trust sold four Retail Properties with tenant termination options and as of December 31, 2021, there were two remaining Retail Properties with tenant termination options. During the three months ended March 31, 2022, no additional Retail Properties with tenant termination options had been sold.
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
Tenant Purchase Rights: On the Effective Date, the Master Leases contained preferential offer rights in favor of New JCP with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable New JCP, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified minimum price related to the preferential purchase price. Eight of these Retail Properties, of which three were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold as of March 31, 2022.

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
There can be no assurance that we would have effective remedies against prior owners of the property. In addition, we may be liable to current or future tenants and may find it difficult or impossible to sell the property either prior to or following such a cleanup. There are no environmental matters that are expected to have a material effect on the Trust’s consolidated financial statements.
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
Significant Risks and Uncertainties
The COVID-19 pandemic and related public health and safety measures have caused significant disruption to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets. Many governments across the globe, including in U.S. states and cities where we own properties, have implemented measures intended to control the spread of COVID-19 including stay at home orders, restrictions on travel, restrictions on business operations and the types of construction projects that may continue. Many of these restrictions remained in place for months as new variants emerged and are likely to stay in place in one form or another for the foreseeable future. While we did not incur any disruptions to our lease income and occupancy during the three months ended March 31, 2022 as a result of the COVID-19 pandemic, we continue to closely monitor the impact of the pandemic on all aspects of our business. Due to the numerous uncertainties inherent in the pandemic, it is not possible to predict with certainty the impact the pandemic will have on our financial condition, results of operations and cash flows.
In February 2022, Russian forces launched significant military action against Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.

Concentration of Credit Risk

As of March 31, 2022, all of the Properties were leased to New JCP, and all of the Trust’s lease income was derived from the Master Leases (see Note 4). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of New JCP and New JCP provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on New JCP’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Trust's real estate portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of March 31, 2022, the Trust's properties are located across 37 U.S. states and Puerto Rico.

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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(7) SUBSEQUENT EVENTS

Subsequent to March 31, 2022, we paid monthly distributions to Certificateholders of $8,062 or $0.11 per certificate in April 2022 and $9,948 or $0.13 per certificate in May 2022.

All dollar amounts in this Form 10-Q in Item 2 are stated in thousands with the exception of per share, per square foot and per unit amounts

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
•geo-political events, such as the conflict in Ukraine, government responses to such events and the related impact on the economy both nationally and internationally;
•insurance coverage; and
•the likelihood or actual occurrence of terrorist attacks in the U.S.

For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic and related public health and safety measures have caused significant disruption to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets. Many governments across the globe, including in U.S. states and cities where we own properties, have implemented measures intended to control the spread of COVID-19 including stay at home orders, restrictions on travel, restrictions on business operations and certain types of construction projects that may continue. Many of these restrictions remained in place for months as new variants emerged and are likely to stay in place in one form or another for the foreseeable future. While we did not incur any disruptions to our lease income and occupancy during the three months ended March 31, 2022 as a result of the COVID-19 pandemic, we continue to closely monitor the impact of the pandemic on all aspects of our business. Due to the numerous uncertainties inherent in the pandemic, it is not possible to predict with certainty the impact the pandemic will have on our financial condition, results of operations and cash flows.

Executive Summary
Copper Property CTL Pass Through Trust exists for the sole purpose of collecting, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of March 31, 2022, we owned 146 retail operating properties, 22 of which are encumbered by ground leases, across 37 U.S. states and Puerto Rico representing 19,485 square feet of leasable space. The number of retail operating properties decreased to 146 as of March 31, 2022 from 147 as of December 31, 2021 as a result of the disposition of the property held for sale as of December 31, 2021.

The following table summarizes our portfolio as of March 31, 2022:

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for Three Months Ended March 31, 2022		Lease income as % of total	Lease income from January 30, 2021 to March 31, 2021		Lease income as % of total
CA	19	5	24	3,537	$5,131		18.5%	$3,421		18.5%
TX	20	4	24	2,536	3,775		13.6%	2,516		13.6%
FL	8	1	9	1,292	2,129		7.6%	1,419		7.6%
NJ	5	0	5	883	1,263		4.5%	842		4.5%
WA	3	1	4	666	1,133		4.1%	755		4.1%
NY	1	2	3	470	1,078		3.9%	719		3.9%
IL	5	0	5	845	1,018		3.7%	679		3.7%
VA	5	0	5	737	901		3.3%	601		3.3%
NV	2	1	3	438	855		3.1%	570		3.1%
AZ	4	0	4	492	849		3.1%	566		3.1%
MI	6	0	6	863	848		3.1%	566		3.1%
OH	5	0	5	646	764		2.8%	509		2.8%
PA	4	0	4	555	731		2.6%	487		2.6%
MD	4	0	4	559	691		2.5%	461		2.5%
NM	2	0	2	266	458		1.7%	305		1.7%
Other	31	8	39	4,700	6,067		21.9%	4,044		21.9%

Total Retail	124	22	146	19,485	$27,691	(b)	100%	$18,460	(b)	100%

(b) Lease income consists of base rent of $27,655, straight-line rental income of $(636), ground lease reimbursement income of $1,004, and amortization of above and below market lease amortization of $(332) for the three months ended March 31, 2022 and $9,218 of base rent, $8,794 of straight-line rental income, $669 of ground lease reimbursement income, and $(221) of amortization of above and below market lease amortization from the Effective Date to March 31, 2021. The base rent earned in 2021 reflected a 50% rent abatement pursuant to the the terms of the Master Lease. This rent abatement expired at December 31, 2021.

Company Highlights — Three Months Ended March 31, 2022
Acquisitions
We had no acquisition activity during the three months ended March 31, 2022 and from the Effective Date to March 31, 2021.

Dispositions

During the three months ended March 31, 2022, the Trust had one disposition.

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
1/6/22	Culver City, CA	Retail	Fee Simple	204	$22,000	$20,961	$3,651

During the period from January 30, 2021 to March 31, 2021, there were no dispositions.

Leasing Activity

There was no leasing activity during the three months ended March 31, 2022 and from the Effective Date to March 31, 2021.

Capital Markets
There was no capital markets activity during the three months ended March 31, 2022 and from the Effective Date to March 31, 2021.

Distributions
We paid distributions to the Certificateholders of $633,508 or $8.45 per certificate during the three months ended March 31, 2022, and $1,566 or $0.02 per certificate from the Effective Date to March 31, 2021.

Results of Operations
Net income attributable to Certificateholders was $20,428 for the three months ended March 31, 2022, as compared to $16,482 for the comparable period in 2021. On a per Certificate basis, net income attributable to Certificateholders for the three months ended March 31, 2022 was $0.27 as compared to $0.22 for the comparable period in 2021.
The following describes the changes of certain line items included on the Trust’s consolidated statements of operations, that the Trust believes changed significantly and affected net income attributable to the Trust's Certificateholders during the three months ended March 31, 2022, as compared to the period from January 30, 2021 to March 31, 2021 that do not relate to the prior period being a shorter duration:

Depreciation and amortization - The decrease in depreciation and amortization of $1,428 for the three months ended March 31, 2022, as compared to the period from January 30, 2021 to March 31, 2021 is due to the disposition of fourteen properties between March 31, 2021 and March 31, 2022. This included the disposition of all six Warehouses.

General and administrative expenses - The increase in general and administrative expenses of $1,366 for the three months ended March 31, 2022, as compared to the period from January 30, 2021 to March 31, 2021 is primarily due to an increase of $581 in legal fees related to general corporate and non-sale related legal expenses.

Gain on sales of investment properties, net - The increase in gain on sales of investment properties, net of $3,651 for the three months ended March 31, 2022, as compared to the period from January 30, 2021 to March 31, 2021 is primarily due to the disposition of one property. During the period from January 30, 2021 to March 31, 2021, the Trust had no disposition activity and did not record any gains on sale of investment properties, net.

Net operating income (NOI)

We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of above and below market lease intangibles, (iii) non-cash ground lease reimbursement income, less all operating expenses other than non-cash ground rent expense, which is comprised of amortization of right-of-use lease assets and amortization of lease liabilities, depreciation and amortization, and formation expenses. We believe that NOI, which is a supplemental non-GAAP financial measure, provides an additional and useful operating perspective not immediately apparent from “Net income” in accordance with accounting principles generally accepted in the United States (GAAP). Comparison of our presentation of NOI to similarly titled measures for other entities may not necessarily be meaningful due to possible differences in definition and application by such entities. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income as computed in accordance with GAAP to NOI for the Reporting Periods is as follows:

	Three Months Ended March 31, 2022	Period from January 30, 2021 to March 31, 2021
Net income	$20,428	$16,482
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	5,336	6,764
Gain on sales of investment properties, net	(3,651)	—
Straight-line rental income, net	637	(10,774)
Amortization of above and below market lease intangibles, net	332	1
Interest income	(5)	—
Formation expenses	—	364
Non-cash ground rent expense, net	1,555	1,134
Non-cash ground lease reimbursement income	(1,004)	(681)
NOI	$23,628	13,290
The increase in NOI of $10,338 for the three months ended March 31, 2022, as compared to the period from Effective Date to March 31, 2021, is due to the expiration of rent abatement at December 31, 2021 which also resulted in a decrease in net straight-line rental income of $11,411 which was offset by the decrease in rental income due to the sale of 14 Retail Properties and all six Warehouses between January 30, 2021 and March 31, 2022. The retail base rent earned in 2021 reflected a 50% rent abatement pursuant to the terms of the Master Lease.

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
The following table presents a reconciliation of net income to FFO and Operating FFO:

	Three Months Ended March 31, 2022	Period from January 30, 2021 to March 31, 2021
Net income	$20,428	$16,482
Depreciation and amortization of real estate	5,336	6,764
Gain on sales of investment properties, net	(3,651)	—
FFO	$22,113	$23,246

FFO per certificate outstanding – basic and diluted	$0.29	$0.31

FFO	$22,113	$23,246
Dead deal costs	$111	—
Formation expenses	—	364
Operating FFO	$22,224	$23,610

Operating FFO per certificate outstanding – basic and diluted	$0.30	$0.31

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
We had no indebtedness as of March 31, 2022 and December 31, 2021.

Debt Maturities
We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of March 31, 2022 and December 31, 2021.
Distributions
The Trust is required to distribute on a monthly basis the net proceeds from lease payments under the Master Leases (until such time as all of the Properties have been sold) and all net sales proceeds from the disposition of Properties, in each case pro rata, to Certificateholders as of the record date immediately preceding the applicable distribution date. Such distributions shall be net of (i) tax payments to be made by the Trust, (ii) fees and expenses of the Trust, the Trustee, the Manager and any other professional advisors, and (iii) funds to be set aside for the Trustee’s and Manager’s reserve accounts.
We paid distributions to the Certificateholders of $633,508 or $8.45 per certificate during the three months ended March 31, 2022, and $1,566 or $0.02 per certificate from the Effective Date to March 31, 2021.

Dispositions
Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the three months ended March 31, 2022, and the period from the Effective Date to March 31, 2021, included in the amount we paid to Certificateholders was $615,977 and $0, respectively, of aggregate sales proceeds.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the Tenant under the Master Leases and should otherwise be met with cash flows from operations.
Summary of Cash Flows
The following table highlights our cash flows:

	Three Months Ended March 31, 2022	Period from January 30, 2021 to March 31, 2021
Net cash provided by operating activities	$19,368	$17,648
Net cash provided by investing activities	20,961	—
Net cash used in financing activities	(633,508)	(10,217)
Change in cash, cash equivalents and restricted cash	(593,179)	7,431
Cash, cash equivalents and restricted cash, at beginning of period	627,522	25,563
Cash, cash equivalents and restricted cash, at end of period	$34,343	$32,994
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2022 was $19,368, as compared to $17,648 for the period from the Effective Date to March 31, 2021. The increase of $1,720 is primarily attributable to the expiration of a 50% retail rent abatement as of December 31, 2021 offset by properties sold during 2021, and changes in other liabilities and accrued expenses due to timing of payments and reduction of liabilities acquired at acquisition.

During the three months ended March 31, 2022, total net cash provided by operating and investing activities was $40,329, of which $633,508 was distributed to Certificateholders in 2022. Of the amounts distributed in 2022, $600,851 were distributions of cash provided by operating and investing activities from 2021. On April 11, 2022, $8,062 was distributed, in accordance with the terms of the Trust Agreement.
Management believes that cash flows from operations and sales of investment properties and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Investing Activities

Cash flows provided by investing activities for the three months ended March 31, 2022 was $20,961, as compared to $0 for the period from the Effective Date to March 31, 2021. The increase is primarily due to sale of one investment property during the three months ended March 31, 2022, and no sales in the comparable period in 2021. Investing activities solely consists of proceeds from sales of investment properties.

Cash Flows from Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2022 was $633,508, as compared to $10,217 for the comparable period in 2021. Financing activities for the three months ended March 31, 2022 consisted of distributions paid to Certificateholders of $633,508, while financing activities for the period from the Effective Date to March 31, 2021 consisted of distributions paid to Certificateholders of $1,566 and payments of an assumed liability for transaction costs of $8,651.

Contractual Obligations

As of March 31, 2022, we have 22 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of March 31, 2022:

Payments due by period
2022	$3,011
2023	4,062
2024	4,124
2025	4,116
2026	4,138
Thereafter	224,356
Total	$243,807

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our 2021 Annual Report on 10-K contains a description of our critical accounting policies, including those relating to the acquisition of the Properties and impairment of long-lived assets. For the three months ended March 31, 2022, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements
None

Subsequent Events
Subsequent to March 31, 2022, we paid monthly distributions to Certificateholders of $8,062 or $0.11 per certificate in April 2022 and $9,948 or $0.13 per certificate in May 2022.

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

As of March 31, 2022, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2022.

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
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	May 10, 2022

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	May 10, 2022