Form 10-Q
period 2022-06-30
Copper Property CTL Pass Through Trust
filed 2022-08-10
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands except certificate amounts)

	As of June 30, 2022	As of December 31, 2021
Assets
Investment properties:
Land and improvements	$463,927	$480,289
Building and other improvements	544,366	547,445
	1,008,293	1,027,734
Less: accumulated depreciation	(22,447)	(14,615)
Net investment properties	985,846	1,013,119
Cash and cash equivalents	34,313	627,522
Accounts receivable	46,946	48,554
Lease intangible assets, net	246,522	254,600
Right-of-use lease assets	99,574	100,617
Assets associated with investment properties held for sale	21,058	19,215
Other assets, net	3,993	1,066
Total assets	$1,438,252	$2,064,693

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$1,145	$1,626
Lease intangible liabilities, net	118,115	126,769
Lease liabilities	37,613	37,554
Liabilities associated with investment properties held for sale	5,406	2,124
Other liabilities	11,233	9,250
Total liabilities	173,512	177,323

Commitments and contingencies (Note 5)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(687,380)	(64,750)
Total equity	1,264,740	1,887,370
Total liabilities and equity	$1,438,252	$2,064,693

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Period from January 30, 2021 to June 30, 2021
Revenues:
Lease income	$27,690	$41,180	$55,396	$68,633

Expenses:
Operating expenses	3,711	3,960	6,983	6,611
Depreciation and amortization	5,336	10,146	10,671	16,910
Provision for impairment of investment properties	—	750	—	$750
General and administrative expenses	2,068	2,607	4,626	$3,799
Total expenses	11,115	17,463	22,280	28,070

Other income (expense):
Gain on sales of investment properties, net	—	—	3,651	—
Other income	16	—	254	—
Formation expenses	—	—	—	(364)
Total other income (expense)	16	—	3,905	(364)

Net income	$16,591	$23,717	$37,021	$40,199

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.22	$0.32	$0.49	$0.54
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Three Months Ended June 30, 2021	Trust Certificates	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of April 1, 2021	75,000,000	$1,952,120	$14,916	$1,967,036
Net income	—	—	23,717	23,717
Distributions paid to Certificateholders ($0.27 per certificate)	—	—	(20,265)	(20,265)
Balance as of June 30, 2021	75,000,000	$1,952,120	$18,368	$1,970,488

Three Months Ended June 30, 2022	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of April 1, 2022	75,000,000	$1,952,120	$(677,830)	$1,274,290
Net income	—	—	16,591	16,591
Distributions paid to Certificateholders ($0.35 per certificate)	—	—	(26,141)	(26,141)
Balance as of June 30, 2022	75,000,000	$1,952,120	$(687,380)	$1,264,740

Period from January 30, 2021 to June 30, 2021	Trust Certificates	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of January 30, 2021	75,000,000	$1,952,120	$—	$1,952,120
Net income	—	—	40,199	40,199
Distributions paid to Certificateholders ($0.29 per certificate)	—	—	(21,831)	(21,831)
Balance as of June 30, 2021	75,000,000	$1,952,120	$18,368	$1,970,488

Six Months Ended June 30, 2022	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2022	75,000,000	$1,952,120	$(64,750)	$1,887,370
Net income	—	—	37,021	37,021
Distributions paid to Certificateholders ($8.80 per certificate)	—	—	(659,651)	(659,651)
Balance as of June 30, 2022	75,000,000	$1,952,120	$(687,380)	$1,264,740

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2022	Period from January 30, 2021 to June 30, 2021
Cash flows from operating activities:
Net income	$37,021	$40,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,671	16,910
Provision for impairment of investment properties	—	750
Gain on sales of investment of properties, net	(3,651)	—
Amortization of above/below market leases, net	664	1
Changes in assets and liabilities:
Changes in accounts receivable	1,321	(26,937)
Changes in other assets	(3,013)	(3,310)
Changes in right-of-use lease assets	1,043	926
Changes in accounts payable and accrued expenses	(572)	1,336
Changes in lease liabilities	59	45
Changes in other liabilities	1,938	8,156
Net cash provided by operating activities	45,481	38,076

Cash flows from investing activities:
Proceeds from sales of investment properties	20,961	—
Net cash provided by investing activities	20,961	—

Cash flows from financing activities:
Acquisition-related costs incurred subsequent to Inception	—	(8,651)
Distributions paid to Certificateholders	(659,651)	(21,831)
Net cash used in financing activities	(659,651)	(30,482)

Net increase (decrease) in cash and cash equivalents	(593,209)	7,594
Cash and cash equivalents, at beginning of period	627,522	25,563
Cash and cash equivalents, at end of period	$34,313	$33,157

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(1) ORGANIZATION
Overview

Copper Property CTL Pass Through Trust, a New York common law trust (the “Trust,” “we,” “our” or “us”) was formed on December 21, 2020, in connection with the reorganization of Old Copper Company, Inc. (f/k/a J. C. Penney Company, Inc.) (“Old Copper”), effective as of January 30, 2021 (the “Effective Date”) pursuant to the terms of the Amended Joint Chapter 11 Plan of Reorganization of Old Copper and certain of its subsidiaries (collectively, the “Debtors”) (the “Plan of Reorganization”).

On the Effective Date, through separate wholly-owned property holding companies (the “PropCos”), the Trust owned (as discussed below), 160 retail properties (the “Retail Properties”) and six distribution centers (the “Warehouses” and, together with the Retail Properties, the “Properties”), all of which were leased under two Master Leases (as discussed in Note 4) to one or more subsidiaries of Copper Retail JV LLC (“OpCo Purchaser”) (collectively with its subsidiaries, “New JCP”), an entity formed by and under the joint control of Simon Property Group, L.P. and Brookfield Asset Management Inc. During 2021, the Trust sold all six Warehouses.

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

As of June 30, 2022, the real estate portfolio consists of 146 Retail Properties, of which 22 are encumbered by ground leases, in the United States across 37 states and Puerto Rico, and comprising 19.5 million square feet of leasable space.
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

The Trust accounted for the reorganization using fresh start accounting under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification ("ASC") Topic 852, which resulted in the Trust becoming a new entity for financial reporting purposes on the Effective Date. Accordingly, all assets and liabilities were recorded at fair value in accordance with accounting requirements for business combinations under ASC 805-20.

As of the Effective Date, Old Copper had no ability to exercise any control over the Properties or the Trust and has no affiliation with the Trust. The Trust owns directly or indirectly 100% of the equity or partnership interests (as applicable) in the PropCos. Specifically, the PropCos include (i) CTL Propco I LLC, a Delaware limited liability company, CTL Propco I L.P., a Delaware limited partnership and CTL Propco PR I LLC and CTL Propco PR II LLC, Puerto Rico limited liability companies, which collectively own the fee simple or ground leasehold title (as applicable) to the Retail Properties and (ii) CTL Propco II LLC, a Delaware limited liability company and CTL Propco II L.P., a Delaware limited partnership, which collectively owned the fee simple title to the Warehouses.

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

The Trustee performs trust administration duties, including treasury management and certificate administration. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly. The Trust incurred trustee fees of $50 in the six months ended June 30, 2022 and $50 from the Effective Date to June 30, 2021, which are included in “General and administrative expenses” on the accompanying consolidated statements of operations.

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

The Trust incurred Base Fees of $3,181 in the six months ended June 30, 2022 and $3,752 from the Effective Date to June 30, 2021, which are included in “Operating expenses” on the accompanying consolidated statements of operations of which $530 was included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets as of June 30, 2022. The Trust incurred Asset Management Fees of $143 for the six months ended June 30, 2022 and $0 from the Effective Date to June 30, 2021, which are included in “Gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

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

The accompanying consolidated financial statements include the quarterly periods ended June 30, 2022 and 2021, the six months ended June 30, 2022 and the period from the Effective Date to June 30, 2021 (the “Reporting Periods”). These consolidated financial statements should be read in conjunction with the Trust's audited Annual Report on Form 10-K for the period from the Effective Date to December 31, 2021 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 that would duplicate those included in the 10-K are not included in these consolidated financial statements.

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
To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value. For the six months ended June 30, 2022, no impairment charge was recorded, and for the period from the Effective Date to June 30, 2021, the Trust recorded an impairment charge of $750.
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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

As of December 31, 2021, the Trust classified one Retail Property as held for sale, which sold in January 2022. As of June 30, 2022, the Trust classified two Retail Properties as held for sale. These two Retail Properties were sold in July 2022.

Cash and Cash Equivalents
The Trust maintains its cash and cash equivalents at major financial institutions. At June 30, 2022, cash equivalents consisted of investments in money market instruments. Cash and cash equivalents totaled $34,313 and $627,522 as of June 30, 2022 and December 31, 2021, respectively. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Trust periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is remote.
Lease Income and Accounts Receivable
The Trust accounts for leases under the provisions of ASC 842. The Trust commenced recognition of lease income on its Master Leases (as discussed in Note 4) as of the Effective Date. In most cases, revenue recognition under a lease begins when the lessee takes possession or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. Lease income for leases that have fixed and measurable rent escalations, is recognized on a straight-line basis over the term of each lease. The difference between such lease income earned and the cash rent due under the provisions of a lease is recorded as straight-line rent receivable or payable and is included as a component of “Accounts receivable” in the accompanying consolidated balance sheets.
At lease commencement, the Trust estimated that collectibility was probable for the Master Leases due to the creditworthiness analysis performed. Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. The Trust will remove the cash basis designation and resume recording lease income from such tenants on an accrual basis when the Trust believes that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history. As of June 30, 2022, lease income is being accounted for on the accrual basis of accounting. Lease payments of $9,218, which were received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets as of June 30, 2022 and will be recognized as lease income in July 2022. As of December 31, 2021, lease payments of $9,320 were received in advance under the terms of the Master Leases and recognized as lease income in January 2022.
The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statement of operations. During the Reporting Periods, there was no uncollectible lease income.
Right-of-use Lease Assets and Lease Liabilities
The Trust was assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. As of June 30, 2022, the Trust held an interest as lessee of land under 22 non-cancellable ground leases. Rental expense associated with land that the Trust leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease. In accordance with the Master Lease, rental expense associated with land is paid directly by New JCP and is included in “Lease income” in the accompanying consolidated statements of operations (see Note 4).
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
The Trust records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. All tax returns remain subject to examination by federal and various state tax jurisdictions. As of June 30, 2022 and December 31, 2021, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.
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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(3) INVESTMENT PROPERTIES
As of June 30, 2022, the Trust's real estate portfolio consisted of 146 Retail Properties across 37 U.S. states and Puerto Rico.
The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of June 30, 2022, excluding the two Retail Properties classified as held for sale:

	Period from July 1 to December 31, 2022	2023		2024	2025	2026	Thereafter		Total
Amortization of:
Above market lease intangibles (a)	$4,000	$8,001		$8,001	$8,001	$8,001	$112,013		$148,017
In-place lease intangibles (a)	2,662	5,325		5,325	5,325	5,325	74,543		98,505
Lease intangible assets, net (b)	$6,662	$13,326		$13,326	$13,326	$13,326	$186,556		$246,522

Below market lease intangibles (a)	$3,192	$6,385		$6,385	$6,385	$6,385	$89,383		$118,115
Lease intangible liabilities, net	$3,192	$6,385	$—	$6,385	$6,385	$6,385	$89,383	$—	$118,115

(a) Represents the portion of the leases in which the Trust is the lessor. The amortization of above and below market lease intangibles is recorded as an adjustment to lease income and the amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

(b) Lease intangible assets, net and lease intangible liabilities, net are presented net of $18,878 and $9,045 of accumulated amortization, respectively, as of June 30, 2022. Lease intangible assets, net and lease intangible liabilities, net are presented net of $12,283 and $6,116 of accumulated amortization, respectively, as of December 31, 2021.

As of June 30, 2022 and December 31, 2021, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 18.5 years and 19.0 years, respectively.

For the three months ended June 30, 2022 and 2021, amortization expense pertaining to in-place lease intangibles was $1,350 and $1,833, respectively. For the six months ended June 30, 2022 and from the Effective Date to June 30, 2021, amortization expense pertaining to in-place lease intangibles was $2,700 and $3,055, respectively.

For the three months ended June 30, 2022 and 2021, amortization pertaining to above market lease intangibles of $2,000 and $2,112, respectively, was recorded as a reduction to “Lease income” in the accompanying consolidated statements of operations. For the six months ended June 30, 2022 and from the Effective Date to June 30, 2021, amortization pertaining to above market lease intangibles of $4,000 and $3,519, respectively, was recorded as a reduction to “Lease income” in the accompanying consolidated statements of operations.

For the three months ended June 30, 2022 and 2021, amortization pertaining to below market lease intangibles of $1,668 and $2,111, respectively, was recorded as an increase to “Lease income” in the accompanying consolidated statements of operations. For the six months ended June 30, 2022 and from the Effective Date to June 30, 2021, amortization pertaining to below market lease intangibles of $3,336 and $3,518, respectively, was recorded as an increase to “Lease income” in the accompanying consolidated statements of operations.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Dispositions

The following table summarizes the disposition activity for the six months ended June 30, 2022:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
1/6/22	Culver City, CA	Retail	Fee Simple	204	$22,000	$20,961	$3,651
The disposition completed during the six months ended June 30, 2022 does not qualify for discontinued operations treatment and is not considered individually significant.
During the period from the Effective Date to June 30, 2021, there were no dispositions.
Investment Properties Held for Sale

The following Retail Properties were classified as held for sale as of June 30, 2022:

Date of Sale	Location	Gross Sales Price	Carrying value at June 30, 2022
7/20/2022	Pleasanton, CA	$16,000	$10,421
7/25/2022	Franklin, TN	$5,650	$5,231
Real estate held for sale consisted of the following at June 30, 2022:

June 30, 2022
Land and improvements	$16,362
Building and other improvements	3,079
Less: accumulated depreciation	(140)
Net investment properties	19,301
Accounts receivable	287
Lease intangible assets, net	1,379
Other assets	91
Assets associated with investment properties held for sale	21,058

Accounts payable and accrued expenses	32
Lease intangible liabilities, net	5,318
Other liabilities	56
Liabilities associated with investment properties held for sale	$5,406

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
The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by New JCP and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by New JCP are not included in the accompanying consolidated statement of operations, except for ground lease payments made by New JCP, since recording cash payments made by New JCP is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by New JCP of $2,007 for the six months ended June 30, 2022 and $1,701 from the Effective Date to June 30, 2021 were paid directly to the ground lessor by New JCP and were included in “Lease income” in the accompanying consolidated statement of operations.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by New JCP to the Trust in accordance with the terms of the Master Lease, and are presented net of reimbursement from New JCP on the consolidated statements of operations. From the Effective Date to June 30, 2021, the Trust incurred sales and use taxes of $159, of which $7 was due from New JCP as of December 31, 2021. For the six months ended June 30, 2022, the Trust incurred sales and use taxes of $374, which was fully reimbursed by New JCP as of June 30, 2022.
From time to time the Trust may have leasing activity with replacement tenants other than New JCP, but has had none to date.
Lease income related to the Trust’s operating leases, including the two Retail Properties classified as held for sale, is comprised of the following:

Lease income related to fixed lease payments	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Period from January 30, 2021 to June 30, 2021
Base rent (a)	$27,655	$23,998	$55,326	$39,997
Straight-line rental income, net (b)	(636)	16,162	(1,273)	26,936
Lease income related to variable lease payments
Ground lease reimbursement income (c)	1,003	1,021	2,007	1,701
Other
Amortization of above and below market lease intangibles (d)	(332)	(1)	(664)	(1)
Lease income	$27,690	$41,180	$55,396	$68,633
(a)Base rent consists of fixed lease payments, subject to a 50% rent abatement during the first lease year for each of the Retail Properties.
(b)Represents lease income related to the excess (deficit) of straight-line rental income over fixed lease payments.
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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

As of June 30, 2022, undiscounted lease payments to be received under operating leases, excluding the two Retail Properties classified as held for sale, for the next five years and thereafter are as follows:

Lease Payments
Period from July 1 to December 31, 2022	$54,973
2023	109,945
2024	109,945
2025	109,945
2026	109,945
Thereafter	1,539,234
Total	$2,033,987
The weighted average remaining lease terms range was approximately 18.5 years as of June 30, 2022.
Leases as Lessee
The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised. All options terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease.
Ground lease rent expense was $3,110 for the six months ended June 30, 2022 and $2,672 from Effective Date to June 30, 2021, which is included within “Operating expenses” in the accompanying consolidated statements of operations. For the six months ended June 30, 2022, ground lease rent expense includes interest expense of $2,067, amortization pertaining to right-of-use assets of $514, amortization pertaining to above market ground lease intangibles of $(320) and amortization pertaining to below market ground lease intangibles of $849. For the period January 30, 2021 to June 30, 2021, ground lease rent expense includes interest expense of $1,745, amortization pertaining to right-of-use assets of $433, amortization pertaining to above market ground lease intangibles of $(266) and amortization pertaining to below market ground lease intangibles of $760. There were no cash payments for ground lease rent expense as these payments are made by the tenant.
As of June 30, 2022, undiscounted future rental obligations to be paid under the long-term ground leases by New JCP under the terms of the Master Lease on behalf of the Trust, including fixed rental increases, for the next five years and thereafter, are as follows:

Lease Obligations
Period from July 1 to December 31, 2022	$2,008
2023	4,062
2024	4,124
2025	4,116
2026	4,138
Thereafter	224,356
Less imputed interest	(205,191)
Lease liabilities as of June 30, 2022	$37,613
The Trust’s long-term ground leases had a weighted average remaining lease term of 44.9 years and a weighted average discount rate of 11.0% as of June 30, 2022.

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

Recurring Fair Value Measurements

As of June 30, 2022, the Trust did not hold any assets or liabilities that are measured at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

For the six months ended June 30, 2022, the Trust did not remeasure any assets to fair value on a nonrecurring basis, and no impairment charges were recorded.

From the Effective Date to June 30, 2021, the Trust remeasured one investment property to fair value on a nonrecurring basis and recognized a provision for impairment of investment properties of $750 related to a Retail Property located in San Diego, California that was classified as held for sale as of June 30, 2021. The Trust estimated a fair value of approximately $14,552, net of estimated sales and closing costs, based upon signed sales agreements from third parties.

(6) COMMITMENTS AND CONTINGENCIES
Master Leases
Landlord Option Properties: On the Effective Date, the Retail Master Lease provides the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice. This option is (for the Trust, but not for future landlords) limited to eight Retail Properties in any lease year. The DC Master Lease provided the Trust an option on all six of the distribution centers, allowing current or future landlords to terminate the DC Master Lease upon 24 months’ prior written notice if the tenant has ceased operations within the premises. During 2021, the Trust sold seven Retail Properties and all six Warehouses with landlord termination options, and assigned all of its right, title and interest as lessor in the Master Leases to the purchasers. As of December 31, 2021, there were 16 remaining Retail Properties with landlord termination options. During the six months ended June 30, 2022, the Trust sold one Retail Property with a landlord termination option.
Tenant Option Properties: On the Effective Date, the Retail Master Lease provided New JCP an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties. This option is limited to no more than five Properties in any lease year. During 2021, the Trust sold four Retail Properties with tenant termination options and as of December 31, 2021, there were two remaining Retail Properties with tenant termination options. During the six months ended June 30, 2022, no additional Retail Properties with tenant termination options had been sold.

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
Tenant Purchase Rights: On the Effective Date, the Master Leases contained preferential offer rights in favor of New JCP with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable New JCP, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified minimum price related to the preferential purchase price. Eight of these Retail Properties, of which three were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold as of June 30, 2022.

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
Significant Risks and Uncertainties
The COVID-19 pandemic and related public health and safety measures have caused significant disruption to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets. Many governments across the globe, including in U.S. states and cities where we own properties, have implemented measures intended to control the spread of COVID-19 including stay at home orders, restrictions on travel,

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

restrictions on business operations and the types of construction projects that may continue. Many of these restrictions remained in place for months as new variants emerged and are likely to stay in place in one form or another for the foreseeable future. While we did not incur any disruptions to our lease income and occupancy during the six months ended June 30, 2022 as a result of the COVID-19 pandemic, we continue to closely monitor the impact of the pandemic on all aspects of our business. Due to the numerous uncertainties inherent in the pandemic, it is not possible to predict with certainty the impact the pandemic will have on our financial condition, results of operations and cash flows.
In February 2022, Russian forces launched significant military action against Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The impact of this action and related sanctions on the world economy, including our business, are not determinable as of the date of these financial statements.

Concentration of Credit Risk

As of June 30, 2022, all of the Properties were leased to New JCP, and all of the Trust’s lease income was derived from the Master Leases (see Note 4). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of New JCP and New JCP provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on New JCP’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

As of June 30, 2022, the Trust's properties are located across 37 U.S. states and Puerto Rico. For the six months ended June 30, 2022 and from the Effective Date to June 30, 2021, the Trust's lease income was concentrated in two states as follows: California (18.5%) and Texas (13.6%).

Litigation
From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. There are no current matters that are expected to have a material effect on the Trust’s consolidated financial statements.

(7) SUBSEQUENT EVENTS

Subsequent to June 30, 2022, we paid monthly distributions to Certificateholders of $8,225 or $0.11 per certificate in July 2022 and $29,318 or $0.39 per certificate in August 2022.

On July 20, 2022, the Trust sold a Retail Property in Pleasanton, California for a gross sales price of $16,000 with a carrying value at June 30, 2022 of $10,421.

On July 25, 2022, the Trust sold a Retail Property in Franklin, Tennessee for a gross sales price of $5,650 with a carrying value at June 30, 2022 of $5,231.

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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic and related public health and safety measures have caused significant disruption to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets. Many governments across the globe, including in U.S. states and cities where we own properties, have implemented measures intended to control the spread of COVID-19 including stay at home orders, restrictions on travel, restrictions on business operations and certain types of construction projects that may continue. Many of these restrictions remained in place for months as new variants emerged and are likely to stay in place in one form or another for the foreseeable future. While we did not incur any disruptions to our lease income and occupancy during the six months ended June 30, 2022 as a result of the COVID-19 pandemic, we continue to closely monitor the impact of the pandemic on all aspects of our business. Due to the numerous uncertainties inherent in the pandemic, it is not possible to predict with certainty the impact the pandemic will have on our financial condition, results of operations and cash flows.

Executive Summary
Copper Property CTL Pass Through Trust exists for the sole purpose of collecting, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of June 30, 2022, we owned 146 retail operating properties, 22 of which are encumbered by ground leases, across 37 U.S. states and Puerto Rico representing 19,485 square feet of leasable space. The number of retail operating properties decreased to 146 as of June 30, 2022 from 147 as of December 31, 2021 as a result of the January 2022 disposition of the property held for sale as of December 31, 2021.

The following table summarizes our portfolio as of June 30, 2022, which includes the two Retail Properties classified as held for sale:

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for Six Months Ended June 30, 2022		Lease income as % of total	Lease income from January 30, 2021 to June 30, 2021		Lease income as % of total
CA	19	5	24	3,537	$10,262		18.5%	$8,551		18.5%
TX	20	4	24	2,536	7,549		13.6%	6,291		13.6%
FL	8	1	9	1,292	4,258		7.7%	3,548		7.6%
NJ	5	0	5	883	2,525		4.5%	2,104		4.5%
WA	3	1	4	666	2,266		4.1%	1,888		4.1%
NY	1	2	3	470	2,155		3.9%	1,796		3.9%
IL	5	0	5	845	2,036		3.7%	1,697		3.7%
VA	5	0	5	737	1,802		3.2%	1,502		3.2%
NV	2	1	3	438	1,709		3.1%	1,425		3.1%
AZ	4	0	4	492	1,699		3.1%	1,416		3.1%
MI	6	0	6	863	1,697		3.1%	1,414		3.1%
OH	5	0	5	646	1,528		2.8%	1,273		2.8%
PA	4	0	4	555	1,462		2.6%	1,219		2.6%
MD	4	0	4	559	1,383		2.5%	1,152		2.5%
NM	2	0	2	266	916		1.7%	763		1.7%
Other	31	8	39	4,700	12,133		21.9%	10,111		21.9%

Total Retail	124	22	146	19,485	$55,380	(a)	100%	$46,150	(a)	100%

(a) Lease income consists of base rent of $55,310, straight-line rental income of $(1,273), ground lease reimbursement income of $2,007, and amortization of above and below market lease amortization of $(664) for the six months ended June 30, 2022 and $23,046 of base rent, $21,985 of straight-line rental income, $1,673 of ground lease reimbursement income, and $(554) of amortization of above and below market lease amortization from the Effective Date to June 30, 2021. The base rent earned in 2021 from the Retail Master Lease reflected a 50% rent abatement pursuant to the terms of the Master Lease, which expired at December 31, 2021.

Company Highlights — Six Months Ended June 30, 2022
Acquisitions
We had no acquisition activity during the six months ended June 30, 2022 and from the Effective Date to June 30, 2021.

Dispositions

During the six months ended June 30, 2022, the Trust had one disposition.

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
1/6/22	Culver City, CA	Retail	Fee Simple	204	$22,000	$20,961	$3,651

During the period from January 30, 2021 to June 30, 2021, there were no dispositions.

Leasing Activity

There was no leasing activity during the six months ended June 30, 2022 and from the Effective Date to June 30, 2021.

Capital Markets
There was no capital markets activity during the six months ended June 30, 2022 and from the Effective Date to June 30, 2021.

Distributions
We paid distributions to the Certificateholders of $659,651 or $8.80 per certificate during the six months ended June 30, 2022, and $21,831 or $0.29 per certificate from the Effective Date to June 30, 2021.

Results of Operations
Net income attributable to Certificateholders was $16,591 or $0.22 per Certificate for the three months ended June 30, 2022, as compared to $23,717 or $0.32 per Certificate for the three months ended June 30, 2021.
Net income attributable to Certificateholders was $37,021 or $0.49 per Certificate for the six months ended June 30, 2022, as compared to $40,199 or $0.54 per Certificate from the Effective Date to June 30, 2021.

The following describes the changes on the Trust’s consolidated statements of operations that resulted in the decrease in net income attributable to the Certificateholders during the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021:

Lease income - The decrease in lease income from $41,180 to $27,690 for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, and the decrease from $68,633 to $55,396 for the six months ended June 30, 2022 as compared to the period from the Effective Date to June 30, 2021, is due to the disposition of 14 Retail Properties and all six Warehouses between June 30, 2021 and June 30, 2022.

Depreciation and amortization - The decrease in depreciation and amortization from $10,146 to $5,336 for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, and the decrease from $16,910 to $10,671 for the six months ended June 30, 2022, as compared to the period from the Effective Date to June 30, 2021, is due to the disposition of 14 Retail Properties and all six Warehouses between June 30, 2021 and June 30, 2022.

Gain on sales of investment properties, net - The gain on sales of investment properties, net of $3,651 for the six months ended June 30, 2022 is due to the disposition of one property. During the period from the Effective Date to June 30, 2021, the Trust had no disposition activity.

Net operating income (NOI)

We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of above and below market lease intangibles, (iii) interest income and (iv) non-cash ground lease reimbursement income, less all operating expenses other than non-cash ground rent expense, which is comprised of amortization of right-of-use lease assets and amortization of lease liabilities, depreciation and amortization, and formation expenses. We believe that NOI, which is a supplemental non-GAAP financial measure, provides an additional and useful operating perspective not immediately apparent from “Net income” in accordance with accounting principles generally accepted in the United States (GAAP). Comparison of our presentation of NOI to similarly titled measures for other entities may not necessarily be meaningful due to possible differences in definition and application by such entities. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income as computed in accordance with GAAP to NOI for the Reporting Periods is as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Period from January 30, 2021 to June 30, 2021
Net income	$16,591	$23,717	$37,021	$40,199
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	5,336	10,146	10,671	16,910
Provision for impairment of investment properties		750		750
Gain on sales of investment properties, net	—		(3,651)
Straight-line rental income, net	636	(16,162)	1,273	(26,936)
Amortization of above and below market lease intangibles, net	332	1	664	1
Interest income	(16)	—	(21)	—
Formation expenses	—	—	—	364
Non-cash ground rent expense, net	1,555	1,538	3,110	2,672
Non-cash ground lease reimbursement income	(1,004)	(1,021)	(2,007)	(1,701)
NOI	$23,430	18,969	47,060	32,259
The increase in NOI of $4,461 for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, is due to the expiration of rent abatement at December 31, 2021 which also resulted in a decrease in net straight-line rental income of $16,798 which was offset by the decrease in rental income due to the sale of 14 Retail Properties and all six Warehouses between January 30, 2021 and June 30, 2022.
The increase in NOI of $14,801 for the six months ended June 30, 2022, as compared to the period from Effective Date to June 30, 2021, is due to the expiration of rent abatement at December 31, 2021 which also resulted in a decrease in net straight-line rental income of $28,209 which was offset by the decrease in rental income due to the sale of 14 Retail Properties and all six Warehouses between January 30, 2021 and June 30, 2022.

The base rent earned in 2021 reflected a 50% rent abatement from the Retail Master Lease, which expired December 31, 2021.

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
The following table presents a reconciliation of net income to FFO and Operating FFO:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Period from January 30, 2021 to June 30, 2021
Net income	$16,591	$23,717	$37,021	$40,199
Depreciation and amortization of real estate	5,336	10,146	10,671	16,910
Provision for impairment of investment properties	—	750	—	750
Gain on sales of investment properties, net	—	—	(3,651)	—
FFO	$21,927	$34,613	$44,041	$57,859

FFO per certificate outstanding – basic and diluted	$0.29	$0.46	$0.59	$0.77

FFO	$21,927	$34,613	$44,041	$57,859
Dead deal costs	$114	—	224	—
Formation expenses	—	—	—	364
Operating FFO	$22,041	$34,613	$44,265	$58,223

Operating FFO per certificate outstanding – basic and diluted	$0.29	$0.46	$0.59	$0.78

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
We had no indebtedness as of June 30, 2022 and December 31, 2021.

Debt Maturities
We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of June 30, 2022 and December 31, 2021.
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
We paid distributions to the Certificateholders of $659,651 or $8.80 per certificate during the six months ended June 30, 2022, and $21,831 or $0.29 per certificate from the Effective Date to June 30, 2021.

Dispositions
Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the six months ended June 30, 2022, and the period from the Effective Date to June 30, 2021, included in the amount we paid to Certificateholders was $617,382 and $0, respectively, of aggregate sales proceeds.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the Tenant under the Master Leases and should otherwise be met with cash flows from operations.

Summary of Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30, 2022	Period from January 30, 2021 to June 30, 2021
Net cash provided by operating activities	$45,481	$38,076
Net cash provided by investing activities	20,961	—
Net cash used in financing activities	(659,651)	(30,482)
Change in cash, cash equivalents and restricted cash	(593,209)	7,594
Cash, cash equivalents and restricted cash, at beginning of period	627,522	25,563
Cash, cash equivalents and restricted cash, at end of period	$34,313	$33,157
Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2022 was $45,481, as compared to $38,076 for the period from the Effective Date to June 30, 2021. The increase of $7,405 is primarily attributable to the expiration of a 50% retail rent abatement as of December 31, 2021 offset by properties sold during 2021, and changes in other liabilities and accrued expenses due to timing of payments and reduction of liabilities acquired at acquisition.
During the six months ended June 30, 2022, total net cash provided by operating and investing activities was $66,442, however $659,651 was distributed to Certificateholders in 2022, of which $600,851 were distributions of cash provided by operating and investing activities from 2021.
Management believes that cash flows from operations and sales of investment properties and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Investing Activities

Cash flows provided by investing activities for the six months ended June 30, 2022 was $20,961, as compared to $0 for the period from the Effective Date to June 30, 2021. The increase is primarily due to sale of one investment property during the six months ended June 30, 2022, and no sales in the comparable period in 2021. Investing activities solely consists of proceeds from sales of investment properties.

Cash Flows from Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2022 was $659,651, as compared to $30,482 for the comparable period in 2021. Financing activities for the six months ended June 30, 2022 consisted of distributions paid to Certificateholders of $659,651, while financing activities for the period from the Effective Date to June 30, 2021 consisted of distributions paid to Certificateholders of $21,831 and payments of an assumed liability for transaction costs of $8,651.

Contractual Obligations

As of June 30, 2022, we have 22 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of June 30, 2022:

Payments due by period
2022	$2,008
2023	4,062
2024	4,124
2025	4,116
2026	4,138
Thereafter	224,356
Total	$242,804

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our 2021 Annual Report on 10-K contains a description of our critical accounting policies, including those relating to the acquisition of the Properties and impairment of long-lived assets. For the six months ended June 30, 2022, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements
None

Subsequent Events
Subsequent to June 30, 2022, we paid monthly distributions to Certificateholders of $8,225 or $0.11 per certificate in July 2022 and $29,318 or $0.39 per certificate in August 2022.
On July 20, 2022, the Trust sold a Retail Property in Pleasanton, California for a gross sales price of $16,000 with a carrying value at June 30, 2022 of $10,421.

On July 25, 2022, the Trust sold a Retail Property in Franklin, Tennessee for a gross sales price of $5,650 with a carrying value at June 30, 2022 of $5,231.

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

As of June 30, 2022, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2022.

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
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	August 10, 2022

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	August 10, 2022