Form 10-Q
period 2022-09-30
Copper Property CTL Pass Through Trust
filed 2022-11-09
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands except certificate amounts)

	As of September 30, 2022	As of December 31, 2022
Assets
Investment properties:
Land and improvements	$428,314	$480,289
Building and other improvements	502,237	547,445
	930,551	1,027,734
Less: accumulated depreciation	(24,347)	(14,615)
Net investment properties	906,204	1,013,119
Cash and cash equivalents	83,342	627,522
Accounts receivable	43,592	48,554
Lease intangible assets, net	233,881	254,600
Right-of-use lease assets	87,545	100,617
Assets associated with investment properties held for sale	23,610	19,215
Other assets, net	2,304	1,066
Total assets	$1,380,478	$2,064,693

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$2,009	$1,626
Lease intangible liabilities, net	104,233	126,769
Lease liabilities	37,644	37,554
Liabilities associated with investment properties held for sale	147	2,124
Other liabilities	8,722	9,250
Total liabilities	152,755	177,323

Commitments and contingencies (Note 5)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(724,397)	(64,750)
Total equity	1,227,723	1,887,370
Total liabilities and equity	$1,380,478	$2,064,693

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Period from January 30, 2021 to September 30, 2021
Revenues:
Lease income	$27,114	$40,627	$82,510	$109,260

Expenses:
Operating expenses	3,597	3,861	10,580	10,472
Depreciation and amortization	5,149	9,956	15,820	26,866
Provision for impairment of investment properties	—	—	—	750
General and administrative expenses	2,180	2,186	6,806	5,985
Total expenses	10,926	16,003	33,206	44,073

Other income (expense):
Gain on sales of investment properties, net	4,402	42,007	8,053	42,007
Other income	79	—	333	—
Formation expenses	—	—	—	(364)
Total other income (expense)	4,481	42,007	8,386	41,643

Net income	$20,669	$66,631	$57,690	$106,830

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.28	$0.89	$0.77	$1.42
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Three Months Ended September 30, 2021	Trust Certificates	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of July 1, 2021	75,000,000	$1,952,120	$18,368	$1,970,488
Net income		—	66,631	66,631
Distributions paid to Certificateholders ($0.69 per certificate)		—	(51,846)	(51,846)
Balance as of September 30, 2021	75,000,000	$1,952,120	$33,153	$1,985,273

Three Months Ended September 30, 2022	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of July 1, 2022	75,000,000	$1,952,120	$(687,380)	$1,264,740
Net income		—	20,669	20,669
Distributions paid to Certificateholders ($0.77 per certificate)		—	(57,686)	(57,686)
Balance as of September 30, 2022	75,000,000	$1,952,120	$(724,397)	$1,227,723

Period from January 30, 2021 to September 30, 2021	Trust Certificates	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of January 30, 2021	75,000,000	$1,952,120	$—	$1,952,120
Net income		—	106,830	106,830
Distributions paid to Certificateholders ($0.98 per certificate)		—	(73,677)	(73,677)
Balance as of September 30, 2021	75,000,000	$1,952,120	$33,153	$1,985,273

Nine Months Ended September 30, 2022	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2022	75,000,000	$1,952,120	$(64,750)	$1,887,370
Net income		—	57,690	57,690
Distributions paid to Certificateholders ($9.56 per certificate)		—	(717,337)	(717,337)
Balance as of September 30, 2022	75,000,000	$1,952,120	$(724,397)	$1,227,723

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2022	Period from January 30, 2021 to September 30, 2021
Cash flows from operating activities:
Net income	$57,690	$106,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,820	26,866
Provision for impairment of investment properties	—	750
Gain on sales of investment of properties, net	(8,053)	(42,007)
Amortization of above/below market leases, net	1,140	85
Changes in assets and liabilities:
Changes in accounts receivable	2,087	(42,915)
Changes in other assets	(2,821)	(2,472)
Changes in right-of-use lease assets	1,563	1,449
Changes in accounts payable and accrued expenses	451	1,610
Changes in lease liabilities	90	73
Changes in other liabilities	(513)	7,869
Net cash provided by operating activities	67,454	58,138

Cash flows from investing activities:
Proceeds from sales of investment properties	105,703	149,898
Net cash provided by investing activities	105,703	149,898

Cash flows from financing activities:
Acquisition-related costs incurred subsequent to Inception	—	(8,651)
Distributions paid to Certificateholders	(717,337)	(73,677)
Net cash used in financing activities	(717,337)	(82,328)

Net increase (decrease) in cash and cash equivalents	(544,180)	125,708
Cash and cash equivalents, at beginning of period	627,522	25,563
Cash and cash equivalents, at end of period	$83,342	$151,271

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

On the Effective Date, through separate wholly-owned property holding companies (the “PropCos”), the Trust acquired (as discussed below), 160 retail properties (the “Retail Properties”) and six distribution centers (the “Warehouses” and, together with the Retail Properties, the “Properties”), all of which were leased under two Master Leases (as discussed in Note 4) to one or more subsidiaries of Copper Retail JV LLC (“OpCo Purchaser”) (collectively with its subsidiaries, “New JCP”), an entity formed by and under the joint control of Simon Property Group, L.P. and Brookfield Asset Management Inc. During 2021, the Trust sold all six Warehouses.

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

As of September 30, 2022, the real estate portfolio consists of 137 Retail Properties, of which 22 are encumbered by ground leases, in the United States across 36 states and Puerto Rico, and comprising 18.1 million square feet of leasable space.
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

As of the Effective Date, Old Copper had no ability to exercise any control over the Properties or the Trust and has no affiliation with the Trust. The Trust owns directly or indirectly 100% of the equity or partnership interests (as applicable) in the PropCos. Specifically, the PropCos include (i) CTL Propco I LLC, a Delaware limited liability company, CTL Propco I L.P., a Delaware limited partnership and CTL Propco PR I LLC and CTL Propco PR II LLC, Puerto Rico limited liability companies, which collectively own the fee simple or ground leasehold title (as applicable) to the Retail Properties and (ii) CTL Propco II LLC, a Delaware limited liability company and CTL Propco II L.P., a Delaware limited partnership, which collectively owned the fee simple title to the Warehouses. In 2022, CTL Propco II LLC and CTL Propco II L.P. ceased operations, and on October 6, 2022, these entities were dissolved.

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

The Trustee performs trust administration duties, including treasury management and certificate administration. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly. The Trust incurred trustee fees of $25 in the three months and $75 in the nine months ended September 30, 2022 and $27 in the three months ended September 30, 2021 and $78 from the Effective Date to September 30, 2021, which are included in “General and administrative expenses” on the accompanying consolidated statements of operations.

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

The Trust incurred Base Fees of $1,564 in the three months and $4,746 in the nine months ended September 30, 2022 and $2,225 in the three months and $5,977 from the Effective Date to September 30, 2021, which are included in “Operating expenses” on the accompanying consolidated statements of operations of which $509 was included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets as of September 30, 2022. The Trust incurred Asset Management Fees of $406 for the nine months ended September 30, 2022 and $869 from the Effective Date to September 30, 2021, which are included in “Gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

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

The accompanying consolidated financial statements include the quarterly periods ended September 30, 2022 and 2021, the nine months ended September 30, 2022 and the period from the Effective Date to September 30, 2021 (the “Reporting Periods”). These consolidated financial statements should be read in conjunction with the Trust's audited Annual Report on Form 10-K for the period from the Effective Date to December 31, 2021 (the “10-K”), as certain

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 that would duplicate those included in the 10-K are not included in these consolidated financial statements.

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
To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value. For the nine months ended September 30, 2022, no impairment charge was recorded, and for the period from the Effective Date to September 30, 2021, the Trust recorded an impairment charge of $750.
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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

As of December 31, 2021, the Trust classified one Retail Property as held for sale, which sold in January 2022. As of September 30, 2022, the Trust classified two Retail Properties as held for sale. One Retail Property was sold in October 2022, and the other Retail Property is expected to be sold in Q4 2022.

Cash and Cash Equivalents
The Trust maintains its cash and cash equivalents at major financial institutions. At September 30, 2022, cash equivalents consisted of investments in money market instruments. Cash and cash equivalents totaled $83,342 and $627,522 as of September 30, 2022 and December 31, 2021, respectively. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Trust periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is remote.
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
At lease commencement, the Trust estimated that collectibility was probable for the Master Leases due to the creditworthiness analysis performed. Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. The Trust will remove the cash basis designation and resume recording lease income from such tenants on an accrual basis when the Trust believes that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history. As of September 30, 2022, lease income is being accounted for on the accrual basis of accounting. Lease payments of $8,767, which were received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets as of September 30, 2022 and will be recognized as lease income in October 2022. As of December 31, 2021, lease payments of $9,320 were received in advance under the terms of the Master Leases and recognized as lease income in January 2022.
The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statement of operations. During the Reporting Periods, there was no uncollectible lease income.
Right-of-use Lease Assets and Lease Liabilities
The Trust was assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. As of September 30, 2022, the Trust held an interest as lessee of land under 22 non-cancellable ground leases. Rental expense associated with land that the Trust leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease. In accordance with the Master Lease, rental expense associated with land is paid directly by New JCP and is included in “Lease income” in the accompanying consolidated statements of operations (see Note 4).
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
The Trust records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. All tax returns remain subject to examination by federal and various state tax jurisdictions. As of September 30, 2022 and December 31, 2021, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.
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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(3) INVESTMENT PROPERTIES
As of September 30, 2022, the Trust's real estate portfolio consisted of 137 Retail Properties across 36 U.S. states and Puerto Rico.
The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of September 30, 2022, excluding the two Retail Properties classified as held for sale:

	Period from October 1 to December 31, 2022	2023	2024	2025	2026	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$1,974	$7,894	$7,894	$7,894	$7,894	$110,521	$144,071
In-place lease intangibles (a)	1,230	4,921	4,921	4,921	4,921	68,896	89,810
Lease intangible assets, net (b)	$3,204	$12,815	$12,815	$12,815	$12,815	$179,417	$233,881

Below market lease intangibles (a)	$1,428	$5,711	$5,711	$5,711	$5,711	$79,961	$104,233
Lease intangible liabilities, net	$1,428	$5,711	$5,711	$5,711	$5,711	$79,961	$104,233

(a) Represents the portion of the leases in which the Trust is the lessor. The amortization of above and below market lease intangibles is recorded as an adjustment to lease income and the amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

(b) Lease intangible assets, net and lease intangible liabilities, net are presented net of $21,359 and $9,519 of accumulated amortization, respectively, as of September 30, 2022. Lease intangible assets, net and lease intangible liabilities, net are presented net of $12,283 and $6,116 of accumulated amortization, respectively, as of December 31, 2021.

As of September 30, 2022 and December 31, 2021, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 18.3 years and 19.0 years, respectively.

For the three months ended September 30, 2022 and 2021, amortization expense pertaining to in-place lease intangibles was $1,299 and $1,768, respectively. For the nine months ended September 30, 2022 and from the Effective Date to September 30, 2021, amortization expense pertaining to in-place lease intangibles was $3,999 and $4,823, respectively.

For the three months ended September 30, 2022 and 2021, amortization pertaining to above market lease intangibles of $2,000 and $2,087, respectively, was recorded as a reduction to “Lease income” in the accompanying consolidated statements of operations. For the nine months ended September 30, 2022 and from the Effective Date to September 30, 2021, amortization pertaining to above market lease intangibles of $6,001 and $5,606, respectively, was recorded as a reduction to “Lease income” in the accompanying consolidated statements of operations.

For the three months ended September 30, 2022 and 2021, amortization pertaining to below market lease intangibles of $1,524 and $2,003, respectively, was recorded as an increase to “Lease income” in the accompanying consolidated statements of operations. For the nine months ended September 30, 2022 and from the Effective Date to September 30, 2021, amortization pertaining to below market lease intangibles of $4,860 and $5,521,

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

respectively, was recorded as an increase to “Lease income” in the accompanying consolidated statements of operations.

Dispositions

The following table summarizes the disposition activity for the nine months ended September 30, 2022:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
1/6/22	Culver City, CA	Retail	Fee Simple	204	$22,000	$20,961	$3,651
7/20/22	Pleasanton, CA	Retail	Fee Simple	156	16,000	15,798	4,795
7/25/22	Franklin, TN	Retail	Fee Simple	104	5,650	5,565	273
8/25/22	Nashua, NH	Retail	Fee Simple	105	6,550	6,454	972
8/29/22	Sterling, VA	Retail	Fee Simple	126	5,650	5,546	(413)
9/9/22	Martin Diamond Portfolio (a)	Retail	Fee Simple	857	53,000	51,379	(1,225)
				1,552	$108,850	$105,703	$8,053
(a) Portfolio comprised of five Retail Properties located in Annapolis, MD, Springfield, VA, Fairfax, VA, Newark, DE and Columbia, MD.
The dispositions completed during the nine months ended September 30, 2022 do not qualify for discontinued operations treatment and are not considered individually significant.
Investment Properties Held for Sale

The following Retail Properties were classified as held for sale as of September 30, 2022:

Date of Sale	Location	Carrying value at September 30, 2022
10/5/22	Westminster, CA	$14,246
Q4 2022	Austin, TX	$9,217
Real estate held for sale consisted of the following at September 30, 2022:

September 30, 2022
Land and improvements	$6,143
Building and other improvements	1,912
Less: accumulated depreciation	(110)
Net investment properties	7,945
Accounts receivable	587
Lease intangible assets, net	3,427
Right-of-use lease assets	11,508
Other assets	143
Assets associated with investment properties held for sale	23,610

Accounts payable and accrued expenses	31
Other liabilities	116
Liabilities associated with investment properties held for sale	$147

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
The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by New JCP and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by New JCP are not included in the accompanying consolidated statement of operations, except for ground lease payments made by New JCP, since recording cash payments made by New JCP is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by New JCP of $1,004 for the three months and $3,011 for the nine months ended September 30, 2022 and $1,004 for the three months ended September 30, 2021 and $2,705 from the Effective Date to September 30, 2021 were paid directly to the ground lessor by New JCP and were included in “Lease income” in the accompanying consolidated statements of operations.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by New JCP to the Trust in accordance with the terms of the Master Lease, and are presented net of reimbursement from New JCP on the consolidated statements of operations. From the Effective Date to September 30, 2021, the Trust incurred sales and use taxes of $260, which was fully reimbursed by JCP as of September 30,2021. For the nine months ended September 30, 2022, the Trust incurred sales and use taxes of $560, which was fully reimbursed by New JCP as of September 30, 2022.
From time to time the Trust may have leasing activity with replacement tenants other than New JCP, but has had none to date.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Lease income related to the Trust’s operating leases, including the two Retail Properties classified as held for sale, is comprised of the following:

Lease income related to fixed lease payments	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Period from January 30, 2021 to September 30, 2021
Base rent (a)	$27,212	$23,766	$82,538	$63,764
Straight-line rental income, net (b)	(626)	15,940	(1,899)	42,876
Lease income related to variable lease payments
Ground lease reimbursement income (c)	1,004	1,004	3,011	2,705
Other
Amortization of above and below market lease intangibles (d)	(476)	(83)	(1,140)	(85)
Lease income	$27,114	$40,627	$82,510	$109,260
(a)Base rent consists of contractual lease payments less the impact of straight-line rent related to a 50% rent abatement provided through December 31, 2021 for each of the Retail Properties. 50%
(b)Represents lease income related to the excess (deficit) of straight-line rental income over fixed lease payments.
(c)Ground lease reimbursement income consists of lease payments due from the tenant for land leased under non-cancellable operating leases.
(d)Represents above and below market lease amortization recognized straight line over the lease term.

As of September 30, 2022, undiscounted lease payments to be received under operating leases, excluding the two Retail Properties classified as held for sale, for the next five years and thereafter are as follows:

Lease Payments
Period from October 1 to December 31, 2022	$25,950
2023	103,799
2024	103,799
2025	103,799
2026	103,799
Thereafter	1,453,190
Total	$1,894,336
The weighted average remaining lease terms range was approximately 18.3 years as of September 30, 2022.
Leases as Lessee
The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised. All options terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease.
Ground lease rent expense was $1,555 for the three months ended September 30, 2022 and $1,555 from three months ended September 30, 2021, which is included within “Operating expenses” in the accompanying consolidated statements of operations. For the three months ended September 30, 2022, ground lease rent expense includes interest expense of $1,034, amortization pertaining to right-of-use assets of $256, amortization pertaining to above market ground lease intangibles of $(160) and amortization pertaining to below market ground lease intangibles of $425. For the three months ended September 30, 2021, ground lease rent expense includes interest expense of $1,031, amortization pertaining to right-of-use assets of $259, amortization pertaining to above market

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

ground lease intangibles of $(160) and amortization pertaining to below market ground lease intangibles of $425. There were no cash payments for ground lease rent expense as these payments are made by the tenant.

Ground lease rent expense was $4,665 for the nine months ended September 30, 2022 and $4,227 from Effective Date to September 30, 2021, which is included within “Operating expenses” in the accompanying consolidated statements of operations. For the nine months ended September 30, 2022, ground lease rent expense includes interest expense of $3,101, amortization pertaining to right-of-use assets of $770, amortization pertaining to above market ground lease intangibles of $(480) and amortization pertaining to below market ground lease intangibles of $1,274. For the period January 30, 2021 to September 30, 2021, ground lease rent expense includes interest expense of $2,777, amortization pertaining to right-of-use assets of $692, amortization pertaining to above market ground lease intangibles of $(427) and amortization pertaining to below market ground lease intangibles of $1,185. There were no cash payments for ground lease rent expense as these payments are made by the tenant.
As of September 30, 2022, undiscounted future rental obligations to be paid under the long-term ground leases by New JCP under the terms of the Master Lease on behalf of the Trust, including fixed rental increases, excluding the two Retail Properties classified as held for sale, for the next five years and thereafter, are as follows:

Lease Obligations
Period from October 1 to December 31, 2022	$1,004
2023	4,062
2024	4,124
2025	4,116
2026	4,138
Thereafter	224,356
Less imputed interest	(204,156)
Lease liabilities as of September 30, 2022	$37,644
The Trust’s long-term ground leases had a weighted average remaining lease term of 44.6 years and a weighted average discount rate of 11.0% as of September 30, 2022.

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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Recurring Fair Value Measurements

As of September 30, 2022, the Trust did not hold any assets or liabilities that are measured at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

For the nine months ended September 30, 2022, the Trust did not remeasure any assets to fair value on a nonrecurring basis, and no impairment charges were recorded.

From the Effective Date to September 30, 2021, the Trust remeasured one investment property to fair value on a nonrecurring basis and recognized a provision for impairment of investment properties of $750 related to a Retail Property located in San Diego, California that was classified as held for sale as of June 30, 2021. The Trust estimated a fair value of approximately $14,552, net of estimated sales and closing costs, based upon signed sales agreements from third parties.

(6) COMMITMENTS AND CONTINGENCIES
Master Leases
Landlord Option Properties: On the Effective Date, the Retail Master Lease provides the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice. This option is (for the Trust, but not for future landlords) limited to eight Retail Properties in any lease year. The DC Master Lease provided the Trust an option on all six of the distribution centers, allowing current or future landlords to terminate the DC Master Lease upon 24 months’ prior written notice if the tenant has ceased operations within the premises. During 2021, the Trust sold seven Retail Properties and all six Warehouses with landlord termination options, and during the nine months ended September 30, 2022, the Trust sold six Retail Properties with a landlord termination options. As of September 30, 2022, there were ten remaining Retail Properties with landlord termination options.
Tenant Option Properties: On the Effective Date, the Retail Master Lease provided New JCP an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties. This option is limited to no more than five Properties in any lease year. During 2021, the Trust sold four Retail Properties with tenant termination options and during the nine months ended September 30, 2022, the Trust sold one Retail Property with tenant termination options. As of September 30, 2022, there was one remaining Retail Property with tenant termination options.
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
Tenant Purchase Rights: On the Effective Date, the Master Leases contained preferential offer rights in favor of New JCP with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable New JCP, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

minimum price related to the preferential purchase price. Fifteen of these Retail Properties, of which three were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold as of September 30, 2022.

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
Significant Risks and Uncertainties
The COVID-19 pandemic and related public health and safety measures have caused significant disruption to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets. Many governments across the globe, including in U.S. states and cities where we own properties, have implemented measures intended to control the spread of COVID-19 including stay at home orders, restrictions on travel, restrictions on business operations and the types of construction projects that may continue. Many of these restrictions remained in place for months as new variants emerged and are likely to stay in place in one form or another for the foreseeable future. While we did not incur any disruptions to our lease income and occupancy during the nine months ended September 30, 2022 as a result of the COVID-19 pandemic, we continue to closely monitor the impact of the pandemic on all aspects of our business. The extent to which our business will be affected by the COVID-19 pandemic depends largely on future developments, including the production and administration of effective medical treatments and vaccines, additional costs and delays related to supply chains, reduced workforces or labor shortages and scarcity of raw materials, a decrease in spending by consumers and any future required property closures because of COVID-19 resurgences and the impact of these developments in New JCP’s business. Due to the numerous uncertainties inherent in the pandemic, it is not possible to predict with certainty the impact the pandemic will have on our financial condition, results of operations and cash flows.
In February 2022, Russian forces launched significant military action against Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The impact of this action and related sanctions has led to disruption, instability and volatility in the global markets and industries which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending. If we or New JCP were to experience adverse economic trends and/or if our or New JCP’s

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods.

Concentration of Credit Risk

As of September 30, 2022, all of the Properties were leased to New JCP, and all of the Trust’s lease income was derived from the Master Leases (see Note 4). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of New JCP and New JCP provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on New JCP’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

As of September 30, 2022, the Trust's properties are located across 36 U.S. states and Puerto Rico. For the nine months ended September 30, 2022 , the Trust's lease income was concentrated in two states as follows: California 19.1% and Texas 14.4%. From the Effective Date to September 30, 2021, the Trust's lease income was concentrated in two states as follows: Texas 14.5% and California 13.6%.

Litigation
From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. There are no current matters that are expected to have a material effect on the Trust’s consolidated financial statements.

(7) SUBSEQUENT EVENTS

Subsequent to September 30, 2022, we paid monthly distributions to Certificateholders of $56,796 or $0.76 per certificate in October 2022 and $29,317 or $0.39 per certificate in November 2022.

On October 5, 2022, the Trust sold a Retail Property in Westminster, CA for a gross sales price of $23,000 with a carrying value at September 30, 2022 of $14,246.

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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic and related public health and safety measures have caused significant disruption to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets. Many governments across the globe, including in U.S. states and cities where we own properties, have implemented measures intended to control the spread of COVID-19 including stay at home orders, restrictions on travel, restrictions on business operations and certain types of construction projects that may continue. Many of these restrictions remained in place for months as new variants emerged and are likely to stay in place in one form or another for the foreseeable future. While we did not incur any disruptions to our lease income and occupancy during the nine months ended September 30, 2022 as a result of the COVID-19 pandemic, we continue to closely monitor the impact of the pandemic on all aspects of our business.The extent to which our business will be affected by the COVID-19 pandemic depends largely on future developments, including the production and administration of effective medical treatments and vaccines, additional costs and delays related to supply chains, reduced workforces or labor shortages and scarcity of raw materials, a decrease in spending by consumers and any future required property closures because of COVID-19 resurgences and the impact of these developments in New JCP’s business. Due to the numerous uncertainties inherent in the pandemic, it is not possible to predict with certainty the impact the pandemic will have on our financial condition, results of operations and cash flows.

Executive Summary
Copper Property CTL Pass Through Trust exists for the sole purpose of collecting, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of September 30, 2022, we owned 137 retail operating properties, 22 of which are encumbered by ground leases, across 36 U.S. states and Puerto Rico representing 18,138 square feet of leasable space. The number of retail operating properties decreased to 137 as of September 30, 2022 from 147 as of December 31, 2021 as a result of 10 dispositions of properties during the nine months ended September 30, 2022.

The following table summarizes our portfolio as of September 30, 2022, which includes the two Retail Properties classified as held for sale:

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for Nine Months Ended September 30, 2022		Lease income as % of total	Lease income from January 30, 2021 to September 30, 2021		Lease income as % of total
CA	18	5	23	3,381	$14,963		19.1%	$13,300		19.1%
TX	20	4	24	2,536	11,324		14.4%	10,066		14.4%
FL	8	1	9	1,292	6,387		8.2%	5,677		8.2%
NJ	5	0	5	883	3,788		4.8%	3,367		4.8%
WA	3	1	4	666	3,399		4.3%	3,021		4.3%
NY	1	2	3	469	3,233		4.1%	2,874		4.1%
IL	5	0	5	845	3,054		3.9%	2,715		3.9%
VA	2	0	2	211	924		1.2%	821		1.2%
NV	2	1	3	438	2,564		3.3%	2,279		3.3%
AZ	4	0	4	493	2,548		3.3%	2,265		3.3%
MI	6	0	6	863	2,545		3.2%	2,263		3.2%
OH	5	0	5	646	2,292		2.9%	2,037		2.9%
PA	4	0	4	555	2,193		2.8%	1,949		2.8%
MD	2	0	2	262	905		1.2%	805		1.2%
NM	2	0	2	266	1,374		1.8%	1,221		1.8%
Other	28	8	36	4,332	16,886		21.5%	15,010		21.5%

Total Retail	115	22	137	18,138	$78,379	(a)	100%	$69,670	(a)	100%

(a) Lease income consists of base rent of $78,899, straight-line rental income of $(1,815), ground lease reimbursement income of $3,011, and amortization of above and below market lease amortization of $(1,716) for the nine months ended September 30, 2022 and $35,066 of base rent, $33,452 of straight-line rental income, $2,677 of ground lease reimbursement income, and $(1,525) of amortization of above and below market lease amortization from the Effective Date to September 30, 2021. The base rent earned in 2021 from the Retail Master Lease reflected a 50% rent abatement pursuant to the terms of the Master Lease, which expired at December 31, 2021.

Company Highlights — Nine Months Ended September 30, 2022
Acquisitions
We had no acquisition activity during the nine months ended September 30, 2022 and from the Effective Date to September 30, 2021.

Dispositions

The following table summarizes the disposition activity during the nine months ended September 30, 2022:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
1/6/22	Culver City, CA	Retail	Fee Simple	204	$22,000	$20,961	$3,651
7/20/22	Pleasanton, CA	Retail	Fee Simple	156	16,000	15,798	4,795
7/25/22	Franklin, TN	Retail	Fee Simple	104	5,650	5,565	273
8/25/22	Nashua, NH	Retail	Fee Simple	105	6,550	6,454	972
8/29/22	Sterling, VA	Retail	Fee Simple	126	5,650	5,546	(413)
9/9/22	Martin Diamond Portfolio (1)	Retail	Fee Simple	857	53,000	51,379	(1,225)
				1,552	$108,850	$105,703	$8,053

(1) Portfolio comprised of five Retail Properties located in Annapolis, MD, Springfield, VA, Fairfax, VA, Newark, DE and Columbia, MD.

The following table summarizes the disposition activity from January 30, 2021 to September 30, 2021:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
7/9/21	San Diego, CA	Retail	Ground Leasehold	269	14,750	14,523	—
7/29/21	Lone Tree, CO	Retail	Fee Simple	151	7,000	6,773	464
7/29/21	Frisco, TX	Retail	Fee Simple	164	10,500	10,300	288
9/14/21	San Bruno, CA	Retail	Fee Simple	223	105,250	99,991	38,544
9/30/21	Carson, CA	Retail	Fee Simple	201	19,000	18,311	2,711
				1,008	$156,500	$149,898	$42,007
Leasing Activity

There was no leasing activity during the nine months ended September 30, 2022 and from the Effective Date to September 30, 2021.

Capital Markets
There was no capital markets activity during the nine months ended September 30, 2022 and from the Effective Date to September 30, 2021.

Distributions
We paid distributions to the Certificateholders of $717,337 or $9.56 per certificate during the nine months ended September 30, 2022, and $73,677 or $0.98 per certificate from the Effective Date to September 30, 2021.

Results of Operations
Net income attributable to Certificateholders was $20,669 or $0.28 per Certificate for the three months ended September 30, 2022, as compared to $66,631 or $0.89 per Certificate for the three months ended September 30, 2021.
Net income attributable to Certificateholders was $57,690 or $0.77 per Certificate for the nine months ended September 30, 2022, as compared to $106,830 or $1.42 per Certificate from the Effective Date to September 30, 2021.

The following describes the changes on the Trust’s consolidated statements of operations that resulted in the decrease in net income attributable to the Certificateholders during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021:

Lease income - The decrease in lease income from $40,627 to $27,114 for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, and the decrease from $109,260 to $82,510 for the nine months ended September 30, 2022 as compared to the period from the Effective Date to September 30, 2021, is due to the disposition of 18 Retail Properties and all six Warehouses between September 30, 2021 and September 30, 2022, partially offset by an increase in base rent due to the expiration of rent abatement at December 31, 2021.

Depreciation and amortization - The decrease in depreciation and amortization from $9,956 to $5,149 for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, and the decrease from $26,866 to $15,820 for the nine months ended September 30, 2022, as compared to the period from the Effective Date to September 30, 2021, is due to the disposition of 18 Retail Properties and all six Warehouses between September 30, 2021 and September 30, 2022.

Gain on sales of investment properties, net - The gain on sales of investment properties, net of $8,053 for the nine months ended September 30, 2022 is due to the disposition of 10 properties. During the period from the Effective Date to September 30, 2021, the gain on sales of investment properties, net of $42,007 was due to the disposition of 5 properties.

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

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Period from January 30, 2021 to September 30,2021
Net income	$20,669	$66,631	$57,690	$106,830
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	5,149	9,956	15,820	26,866
Provision for impairment of investment properties		—		750
Gain on sales of investment properties, net	(4,402)	(42,007)	(8,053)	(42,007)
Straight-line rental income, net	626	(15,940)	1,899	(42,876)
Amortization of above and below market lease intangibles, net	476	83	1,140	85
Interest income	(79)	—	(100)	—
Formation expenses	—	—	—	364
Non-cash ground rent expense, net	1,555	1,555	4,665	4,227
Non-cash ground lease reimbursement income	(1,004)	(1,004)	(3,011)	(2,705)
NOI	$22,990	19,274	70,050	51,534
The increase in NOI of $3,716 for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, is primarily due to the expiration of rent abatement at December 31, 2021 which resulted in an increase in base rent of $3,446, an increase that would have been larger if not due to the sale of 23 Retail Properties and all six Warehouses between January 30, 2021 and September 30, 2022.
The increase in NOI of $18,516 for the nine months ended September 30, 2022, as compared to the period from Effective Date to September 30, 2021, is primarily due to the expiration of rent abatement at December 31, 2021 which resulted in an increase in base rent of $18,774, an increase that would have been larger if not due to the sale of 23 Retail Properties and all six Warehouses between January 30, 2021 and September 30, 2022.

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
The following table presents a reconciliation of net income to FFO and Operating FFO:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Period from January 30, 2021 to September 30,2021
Net income	$20,669	$66,631	$57,690	$106,830
Depreciation and amortization of real estate	5,149	9,956	15,820	26,866
Provision for impairment of investment properties	—	—	—	750
Gain on sales of investment properties, net	(4,402)	(42,007)	(8,053)	(42,007)
FFO	$21,416	$34,580	$65,457	$92,439

FFO per certificate outstanding – basic and diluted	$0.29	$0.46	$0.87	$1.23

FFO	$21,416	$34,580	$65,457	$92,439
Dead deal costs	$93	—	318	—
Formation expenses	—	—	—	364
Operating FFO	$21,509	$34,580	$65,775	$92,803

Operating FFO per certificate outstanding – basic and diluted	$0.29	$0.46	$0.88	$1.24
The decrease in FFO of $13,164 for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 is primarily due to the decrease of lease income of $13,513 due to the sale of 18 Retail Properties and all six Warehouses between September 30, 2021 and September 30, 2022.

The decrease in FFO of $26,982 for the nine months ended September 30, 2022, as compared to the period from Effective Date to September 30, 2021 is primarily due to the decrease of lease income of $26,750 due to the sale of 18 Retail Properties and all six Warehouses between September 30, 2021 and September 30, 2022.

The decrease in Operating FFO of $13,071 for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 is primarily due to the decrease of lease income of $13,513 due to the sale of 18 Retail Properties and all six Warehouses between September 30, 2021 and September 30, 2022 .

The decrease in Operating FFO of $27,028 for the nine months ended September 30, 2022, as compared to the period from Effective Date to September 30, 2021 is primarily due to the decrease of lease income of $26,750 due to the sale of 23 Retail Properties and all six Warehouses between January 30, 2021 and September 30, 2022.

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
We had no indebtedness as of September 30, 2022 and December 31, 2021.

Debt Maturities
We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of September 30, 2022 and December 31, 2021.
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
We paid distributions to the Certificateholders of $717,337 or $9.56 per certificate during the nine months ended September 30, 2022, and $73,677 or $0.98 per certificate from the Effective Date to September 30, 2021.

Dispositions
Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the nine months ended September 30, 2022, and the period from the Effective Date to September 30, 2021, included in the amount we paid to Certificateholders was $650,289 and $31,544, respectively, of aggregate sales proceeds.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the Tenant under the Master Leases and should otherwise be met with cash flows from operations.
Summary of Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30, 2022	Period from January 30, 2021 to September 30, 2021
Net cash provided by operating activities	$67,454	$58,138
Net cash provided by investing activities	105,703	149,898
Net cash used in financing activities	(717,337)	(82,328)
Change in cash, cash equivalents and restricted cash	(544,180)	125,708
Cash, cash equivalents and restricted cash, at beginning of period	627,522	25,563
Cash, cash equivalents and restricted cash, at end of period	$83,342	$151,271
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2022 was $67,454, as compared to $58,138 for the period from the Effective Date to September 30, 2021. The increase of $9,316 is primarily attributable to the expiration of a 50% retail rent abatement as of December 31, 2021 offset by properties sold during 2021 and 2022, and changes in other liabilities and accrued expenses due to timing of payments and reduction of liabilities acquired at acquisition.
During the nine months ended September 30, 2022, total net cash provided by operating and investing activities was $173,157, however $717,337 was distributed to Certificateholders in 2022, of which $600,851 were distributions of cash provided by operating and investing activities from 2021.
Management believes that cash flows from operations and sales of investment properties and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Investing Activities

Cash flows provided by investing activities for the nine months ended September 30, 2022 was $105,703, as compared to $149,898 for the period from the Effective Date to September 30, 2021. The decrease is primarily due to disposition activity. Investing activities solely consists of proceeds from sales of investment properties.

Cash Flows from Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2022 was $717,337, as compared to $82,328 for the comparable period in 2021. Financing activities for the nine months ended September 30, 2022 consisted of distributions paid to Certificateholders of $717,337 while financing activities for the period from the Effective Date to September 30, 2021 consisted of distributions paid to Certificateholders of $73,677 and payments of an assumed liability for transaction costs of $8,651.

Contractual Obligations
As of September 30, 2022, we have 22 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of September 30, 2022, excluding the two Retail Properties classified as held for sale:

Payments due by period
Period from October 1 to December 31, 2022	$1,004
2023	4,062
2024	4,124
2025	4,116
2026	4,138
Thereafter	224,356
Total	$241,800

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our 2021 Annual Report on 10-K contains a description of our critical accounting policies, including those relating to the acquisition of the Properties and impairment of long-lived assets. For the nine months ended September 30, 2022, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements
None

Subsequent Events
Subsequent to September 30, 2022, we paid monthly distributions to Certificateholders of $56,796 or $0.76 per certificate in October 2022 and $29,317 or $0.39 per certificate in November 2022.
On October 5, 2022, the Trust sold a Retail Property in Westminster, CA for a gross sales price of $23,000 with a carrying value at September 30, 2022 of $14,246.

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

As of September 30, 2022, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2022.

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
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	November 9, 2022

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	November 9, 2022