Form 10-K
period 2022-12-31
Copper Property CTL Pass Through Trust
filed 2023-03-07
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE
None.
Index to Exhibits begins on page 61.

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

During the year ended December 31, 2022, we sold 14 Retail Properties for proceeds of $156,252. As a result of these sales, we recorded a gain on sales of investment properties of $21,726.

During the period from the Effective Date to December 31, 2021, we sold 13 Retail Properties and the six Warehouses for proceeds of $245,295 and $548,352, respectively. As a result of these sales, we recorded a gain on sales of investment properties of $109,696.

During the year ended December 31, 2022, we paid distributions to Certificateholders of $824,215, which includes the net proceeds of sales from December 2021 that were distributed in January 2022 and excludes the net proceeds from sales from December 2022 that were distributed in January 2023.

As of December 31, 2022, we owned 133 Retail Properties in the United States across 36 states and Puerto Rico, comprising 17.6 million square feet of leasable space.

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

GLAS Trust Company, LLC serves as our independent third-party trustee (the “Trustee”) pursuant to the terms of the Trust Agreement. The Trustee performs trust administration duties, including treasury management and certificate administration.

Hilco JCP LLC, an affiliate of Hilco Real Estate LLC, serves as our independent third-party manager (the “Manager”) pursuant to the terms of the Management Agreement (the “Management Agreement”) dated as of the Effective Date. The Manager performs asset management duties with respect to the Properties, primarily including collection of rents and other charges from New JCP, enforcement of the terms of the Master Leases, arranging for the sale of the Properties, coordinating with the Trustee in connection with the administration of the Trust, reporting to the Certificateholders, distribution of funds to vendors and Certificateholders, and performing duties necessary to support our day-to-day operations.

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

Government Regulation

General

Compliance with various governmental regulations has an impact on our business, including on our capital expenditures, earnings and competitive position, which could be material. We monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, and the Americans with Disabilities Act of 1990 (“ADA”). In addition to the discussion above regarding our tax status and below regarding the ADA and certain environmental matters, see Item 1A. “Risk Factors” for a discussion of material risks to us, including risks relating to governmental regulations, and see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have on our capital expenditures and earnings.

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

In addition, the Trust maintains (a) business interruption / contingent loss of rents and property insurance to protect the Trust for real property and loss of rents if primary insurance maintained by New JCP fails, is inadequate or is not obtained by New JCP, (b) contingent lessors’ risk insurance to protect the Trust against exposure for third party bodily injury and property damage claims if primary insurance maintained by New JCP fails, is inadequate or is not obtained by New JCP, (c) customary professional liability insurance with respect to services provided by the Manager to the Trust pursuant to the Management Agreement, (d) customary directors’ and officers’ liability insurance coverage and (e) customary environmental liability insurance coverage.

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

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our Certificateholders and careful consideration should be given to these risk factors, in addition to the other information included in this annual report. Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of our Certificates. In addition to the following disclosures, please refer to the explanation of qualification and limitations on forward-looking statements beginning on page 19 and you should also refer to the other information contained in this report, including the accompanying consolidated financial statements and the related notes.

Risks Relating to Limited Purpose and Recent Formation

The Trust has a limited purpose and does not expect to generate or receive cash other than from limited sources. Pursuant to the Trust Agreement, the Trust was established and exists for the purpose of collecting, holding, administering, distributing and liquidating the Properties for the benefit of the Certificateholders. The Trust Agreement further provides that the Trust shall have no objective or authority to continue or to engage in the conduct of a trade or business, except to the extent reasonably necessary to carry out the purpose of the Trust as set forth therein. The Trust does not expect to receive material cash other than through lease payments from the Tenant and from sales of the Properties.

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

The Trust incurs significant costs as a result of the registration of the Trust Certificates under the Exchange Act and the Trust being a reporting issuer under the Exchange Act. As a reporting entity under the Exchange Act, the Trust incurs significant legal, accounting and other expenses that a non-reporting entity would not incur. In addition, the Exchange Act imposes various requirements on reporting entities that requires the Principal Executive Officer, the Principal Financial Officer and the Manager’s employees, management and other personnel to devote a substantial amount of time to compliance initiatives.

Risks Relating to Real Estate Assets

There is limited liquidity in real estate investments. Real estate is a relatively illiquid asset. The Trust may not be able to sell the Properties at the optimal time or for an optimal price in order to maximize its recovery. The number of potential buyers for the Retail Properties may be limited by the presence of such properties in retail or mall complexes. In addition, the Trust’s ability to sell or dispose of the Properties may be hindered by the fact that such Properties are subject to the leasehold rights of the Tenant which may make such Properties less attractive to a potential buyer than alternative properties that may be for sale.

Recent disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments and our ability to find buyers of our assets.

The capital and credit markets have been experiencing extreme volatility and disruption. These disruptions in the financial markets as well as deteriorating economic conditions could adversely affect the values of our investments. This turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possibly lowering property values. Rising interest rates have likewise caused cap rates to increase, which results in lower property values. These deteriorating economic conditions may also have various other negative effects for the portfolio of our investments, such as declining sales for the Tenant and its affiliates, which in turn would increase the likelihood of a default by the Tenant under the Lease.

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

If the Trust is unable to sell the Properties within the approved sale period, the Properties may be transferred into a REIT. The Trust may not be able to sell all of the Properties by December 10, 2025, or any extended sale period approved by the Certificateholders (the “approved sale period”). Should the Trust be unable to sell all of the Properties within the approved sale period, the Manager may develop a plan for the conversion of one or more subsidiaries of the Trust to a REIT, the contribution of one or more of the Properties to an existing REIT, or the transfer of the Properties to an alternative investment vehicle. If the remaining Properties are held by a newly-formed REIT, the requirements applicable to such a REIT may delay further sales of Properties. Upon transfer of properties into a REIT, the amount or timing of distributions may be negatively affected.

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

The bankruptcy or insolvency of the Tenant and the Lease Guarantors could result in the termination of the Master Lease and material losses to the Trust. A bankruptcy or insolvency of the Tenant (which is the Trust’s sole tenant) and the Lease Guarantors (which are the Trust’s sole source of credit support for the Tenant’s obligations under the Master Leases) could result in a loss of a substantial portion of the Trust’s revenue and materially and adversely affect the Trust. Such an event could also affect both the ability of the Trust to sell the Properties as well as the sales prices obtainable. Each Master Lease is a single, unitary lease of all of the applicable Properties, such that in the event of a bankruptcy proceeding, the Tenant shall only be entitled to assume, reject or assign the entire Master Lease and not merely a portion thereof. Any claims against a bankrupt Tenant for unpaid future rent are subject to statutory limitations that would likely result in the Landlord’s receipt, if at all, of rental revenues that are substantially less than the contractually specified rent owed. In addition, any claim such Landlord has for any unpaid past rent would likely not be paid in full. If a Tenant becomes bankrupt or insolvent, federal law may prohibit the Landlord from evicting such Tenant based solely upon such bankruptcy or insolvency. The Trust may also be unable to re-lease a terminated or rejected space or re-lease it on comparable or more favorable terms. If the Trust does re-lease rejected space, it will likely incur significant costs for brokerage, marketing and tenant inducement expenses. In addition, although the Trust believes that the Master Leases are “true leases” for purposes of bankruptcy law, it is possible that a bankruptcy court could re-characterize the lease transactions set forth in the Master Leases as a secured lending transaction, in which case the Trust would not be treated as the owner of the property and could lose certain rights as the owner in the bankruptcy proceeding.

The Trust is dependent on the retail industry and may be susceptible to the risks associated with it, which could materially adversely affect its business, financial position or results of operations. As the landlord of retail stores, the Trust is impacted by the risks associated with the retail industry, which may be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which the Trust has no control. As the Trust is subject to risks inherent in having substantial real estate concentration in a single industry, a decline in the retail industry would likely have a greater adverse effect on its revenues than if the Trust owned a more diversified real estate portfolio, particularly because the ability of the Tenant and the Lease Guarantors to pay the rent under the Master Leases is based, over time, on the performance of the retail stores operated by New JCP at the Properties and New JCP’s other locations. The retail industry is characterized by a high degree of competition among a large number of participants, and competition is intense in most of the markets where the Properties are located. Additionally, decreases in discretionary consumer spending brought about by weakened general economic conditions such as lackluster recoveries from recessions, high unemployment levels, higher income taxes, a rise in inflation in the U.S., low levels of consumer confidence, cultural and demographic changes, increased stock market volatility, shipping delays and global supply chain issues may negatively impact the Trust’s revenues and operating cash flows. In particular, the global COVID-19 pandemic has had, and may continue to have an unprecedented impact on both the global and the U.S. economy in general, and the retail industry in particular.

Risks Relating to the Trust Certificates

The Trust cannot predict with certainty the timing or amount of distributions to the Certificateholders. It is not possible to predict with certainty the timing and amount of future distributions to the Certificateholders. The cash receipts that distributions are based on cannot be predicted with certainty because they are subject to conditions that are beyond the Trust’s control or that are inherently uncertain, such as the amount and timing of the Trust’s sale of the Properties. As the Trust continues to sell Properties, the cash available from lease payments will decrease and therefore, so will distributions to the Certificateholders. In addition, as such payments decrease, it is possible that these will not be sufficient to cover expenses, which must be paid prior to distributions to the Certificateholders. It is therefore possible that for any distribution date there may be a limited distribution or no distribution to Certificateholders. Further, the Trust’s objective is to sell all Properties to third-party investors as promptly as practicable after the Effective Date, and the Trust is not permitted to acquire new or additional properties, which may increase certain of the risks discussed herein.

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

The market for our Trust Certificates is thinly traded and you may find it difficult to dispose of your Trust Certificates, which could cause you to lose all or a portion of your investment in the Trust. Although our Trust Certificates trade over the counter, only limited trading in our Trust Certificates has developed and we expect to have only a limited trading market for the foreseeable future. As a result, you may find it difficult to dispose of our Trust Certificates and you may suffer a loss of all or a substantial portion of your investment in our Trust Certificates. The Trust is pursuing a listing of the Trust Certificates on a national securities exchange, but there can be no assurance that the Trust will successfully obtain listing of the Trust Certificates.

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
•various market factors or perceived market factors, including rumors, whether or not correct, involving the Trust, the Properties, potential buyers of the Properties, the Tenant, the Lease Guarantor, the impact of the preferential offer rights held by the Tenant and the Trust’s or Tenant's competitors;
•sales, or anticipated sales, of large blocks of Trust Certificates, including short selling by investors;
•regulatory developments;
•litigation and governmental or regulatory investigations; and
•general economic, political and financial market conditions or events.

To the extent that there is volatility in the price of Trust Certificates, the Trust may also become the target of securities litigation. Securities litigation could result in substantial costs and divert the Trustee’s and Manager's attention and the Trust’s resources as well as depress the value of the Trust Certificates.

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

If any Certificateholder brings a claim against the Trust in connection with matters arising under the Trust Agreement or the Certificates, including claims under federal securities laws, such Certificateholder may not be entitled to a jury trial with respect to such claims, which may have the effect of limiting and discouraging lawsuits against the Trust. If a lawsuit is brought against the Trust under the Trust Agreement, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have had, including results that could be less favorable to the plaintiff(s) in any such action.

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

The value of the Trust Certificates may be adversely affected if the Trust is required to indemnify the Trustee or the Manager under the Trust Agreement. Under the Trust Agreement, the Trustee and the Manager each has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. If the Trust is required to indemnify the Trustee or the Manager under the Trust Documents, it could reduce the value of the Trust Certificates.

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

The Certificateholders may be subject to state and local income taxes and may have to file tax returns in each jurisdiction where a Property is located. The Trust owns real property located in a significant number of U.S. states. Many U.S. states impose income taxes on income earned with respect to real property located in such jurisdiction, including on gains resulting from the disposition of such property. States or localities that respect the pass-through nature of the Trust for tax purposes may require a Certificateholder to file a tax return and pay income tax in their jurisdiction. Because the Trust owns properties in 36 U.S. states and Puerto Rico, this could result in the Certificateholders being required to file tax returns and paying taxes in a large number of jurisdictions.

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

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to (1) provide an auditor's attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosures regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Manager and we do not directly compensate our executive officers, or reimburse the Manager or its affiliates for salaries, bonuses, benefits and severance payments for any persons who also serve as one of our executive officers or as an executive officer of the Manager, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

We cannot predict if investors will find the Trust Certificates less attractive because we choose to rely on any of the exemptions discussed above.

Information technology, data security breaches and other similar events could harm the Trust. The Trust and its service providers, including the Manager, rely on information technology and other computer resources to perform operational activities as well as to maintain the Trust’s business records and financial data. These computer systems are subject to damage or interruption from power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and breach of data security protocols by its personnel or third-party service providers. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Although the Trust has implemented administrative and technical controls and taken other actions to minimize the risk of cyber incidents and otherwise protect its information technology, computer intrusion efforts are becoming increasingly sophisticated, thereby increasing the difficulty of detecting and defending against them, and even the controls that the Trust has installed might be breached. Additionally, security breaches of the Trust’s information technology systems could result in the misappropriation or unauthorized disclosure of proprietary, personal and confidential information, which could result in significant financial or reputational damages to the Trust. Further, most of these computer resources are provided to the Trust or are maintained on behalf of the Trust by third-party service providers pursuant to agreements that specify certain security and service level standards, but which ultimately are outside of the Trust’s control. The Trust's third-party service providers or business partners’ information technology systems, or hardware/software provided by such third parties for use in our information technology systems, may be vulnerable to similar threats and our business could be affected by those or similar third-party relationships.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

For summary information regarding our owned and ground-leased Retail Properties as of December 31, 2022, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Square feet and annual base rent are presented in thousands. For additional details on our Retail Properties, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

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

Holders

At February 28, 2023, we had one Certificateholder of record because all our Certificates are in book entry form through the Depository Trust Company. The number of beneficial owners is substantially greater than the number of record holders, because all of our Certificates are held in “street name” by banks and brokers.

Dividend Policy

The Trust paid distributions to the Certificateholders of $824,215 or $10.99 per certificate for the year ended December 31, 2022 and $261,466 or $3.49 per certificate for the period from the Effective Date to December 31, 2021.

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

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2022.

Trust Purchases of Equity Securities

There were no purchases of equity securities by the Trust during the year ended December 31, 2022.

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
•composition of our executive officers;
•the ability of the Manager, Trustee or other service providers to attract and retain qualified personnel;
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
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A, “Risk Factors” in this report. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic and related public health and safety measures have caused significant disruption to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets. While many governments across the globe, including in U.S. states and cities where we own properties, have relaxed COVID-19 related restrictions that impacted the ability of individuals to work and travel, any such restrictions may be reintroduced should there be a resurgence of a new strain of COVID-19. While we did not incur any disruptions to our lease income and occupancy during the year ended December 31, 2022 as a result of the COVID-19 pandemic, we continue to closely monitor the impact of the pandemic on all aspects of our business. The extent to which our business will be affected by the COVID-19 pandemic depends largely on future developments, including the production and administration of effective medical treatments and vaccines, additional costs and delays related to supply chains, reduced workforces or labor shortages and scarcity of raw materials, a decrease in spending by consumers and any future required property closures because of COVID-19 resurgences and the impact of these developments in New JCP’s business. Due to the numerous uncertainties inherent in the pandemic, it is not possible to predict with certainty the impact the pandemic will have on our financial condition, results of operations and cash flows.

Executive Summary
Copper Property CTL Pass Through Trust exists for the sole purpose of collecting rents, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of December 31, 2022, we owned 133 retail operating properties, 21 of which are encumbered by ground leases, across 36 U.S. states and Puerto Rico representing 17.6 million square feet of leasable space. During the year ended December 31, 2022, the Trust sold fourteen Retail Properties.
The following table summarizes our portfolio as of December 31, 2022 (square feet and lease income are presented in thousands):

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease Income for the year ended December 31, 2022		Lease income as % of total	Lease Income from Effective Date to December 31, 2021		Lease income as % of total
CA	18	4	22	3,228	$19,458		19.1%	$17,836		19.1%
TX	18	4	22	2,246	13,781		13.5%	12,633		13.5%
FL	8	1	9	1,292	8,516		8.3%	7,806		8.3%
NJ	5	0	5	883	5,050		4.9%	4,630		4.9%
WA	3	1	4	666	4,532		4.4%	4,154		4.4%
NY	1	2	3	469	4,311		4.2%	3,952		4.2%
IL	5	0	5	845	4,072		4.0%	3,733		4.0%
NV	2	1	3	438	3,419		3.4%	3,134		3.4%
AZ	4	0	4	493	3,397		3.3%	3,114		3.3%
MI	6	0	6	863	3,394		3.3%	3,111		3.3%
OH	5	0	5	646	3,056		3.0%	2,801		3.0%
PA	4	0	4	555	2,924		2.9%	2,681		2.9%
CO	2	1	3	362	2,099		2.1%	1,924		2.1%
KY	1	1	2	251	1,846		1.8%	1,692		1.8%
NM	2	0	2	266	1,832		1.8%	1,679		1.8%
Other	28	6	34	4,088	20,463		20.0%	18,765		20.0%

Total Retail	112	21	133	17,591	$102,150	(a)	100%	$93,645	(b)	100%

(a) Lease income consists of $102,661 of base rent, $(2,361) of straight-line rental income, $4,015 of ground lease reimbursement income, and $(2,165) of amortization of above and below market lease amortization for the year ended December 31, 2022.

(b) Lease income consists of $47,053 of base rent, $44,887 of straight-line rental income, $3,689 of ground lease reimbursement income, and $(1,984) of amortization of above and below market lease amortization from the Effective Date to December 31, 2021. The base rent earned in 2021 from the Retail Master Lease reflected a 50% rent abatement pursuant to the the terms of the Master Lease, which expired at December 31, 2021.

Company Highlights — From January 1, 2022 to December 31, 2022
Acquisitions
We had no acquisition activity for the year ended December 31, 2022.
Dispositions
The following table summarizes the disposition activity for the year ended December 31, 2022:

Sale Date	Location		Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
1/6/22	Culver City, CA		Retail	Fee Simple	204	$22,000	$20,961	$3,651
7/20/22	Pleasanton, CA		Retail	Fee Simple	156	16,000	15,799	4,795
7/25/22	Franklin, TN		Retail	Fee Simple	104	5,650	5,565	273
8/25/22	Nashua, NH		Retail	Fee Simple	105	6,550	6,454	972
8/29/22	Sterling, VA		Retail	Fee Simple	126	5,650	5,546	(416)
9/09/22	Five Property Portfolio	(a)	Retail	Fee Simple	857	53,000	51,379	(1,232)
10/05/22	Westminster, CA		Retail	Ground Lease	153	23,000	22,613	7,528
11/30/22	Austin,TX		Retail	Fee Simple	144	13,200	12,777	3,672
12/06/22	Lafayette, LA		Retail	Fee Simple	105	8,100	7,939	2,034
12/15/22	The Woodlands, TX		Retail	Fee Simple	146	7,760	7,219	449
					2,100	$160,910	$156,252	$21,726
(a) Portfolio comprised of five Retail Properties located in Annapolis, MD, Springfield, VA, Fairfax, VA, Newark, DE and Columbia, MD.

Leasing Activity

There was no leasing activity for the year ended December 31, 2022.

Capital Markets

There was no capital markets activity for the year ended December 31, 2022.

Distributions

We paid distributions to the Certificateholders of $824,215 or $10.99 per certificate for the year ended December 31, 2022.

Results of Operations
Net income attributable to Certificateholders was $87,508 or $1.17 per certificate for the year ended December 31, 2022, as compared to $196,716 or $2.62 per certificate from the Effective Date to December 31, 2021.

The following describes changes on the Trust's consolidated statements of operations that resulted in the decrease in net income attributable to the Certificateholders during the year ended December 31, 2022, as compared to the period from the Effective Date to December 31, 2021:

Lease income - The decrease in lease income from $146,924 to $108,395 for the year ended December 31, 2022 as compared to the period from the Effective Date to December 31, 2021 is due to the disposition of all six Warehouses in December 2021, the disposition of thirteen Retail Properties for the period from the Effective Date to

December 31, 2021, and the disposition of fourteen Retail Properties during the year ended December 31, 2022 (hereafter “the Dispositions”).

Depreciation and amortization - The decrease in depreciation and amortization from $35,182 to $20,692 for the year ended December 31, 2022 as compared to the period from the Effective Date to December 31, 2021, is due to the Dispositions.

Gain on sales of investment properties, net - During the year ended December 31, 2022, the Trust sold fourteen Retail Properties for aggregate sales proceeds of $156,252, which resulted in a gain on sales of investment properties, net of $21,726. During the period from the Effective Date to December 31, 2021, the Trust sold thirteen Retail Properties and all six Warehouses for aggregate sales proceeds of $793,647, which resulted in a gain on sales of investment properties, net of $109,696.

Net operating income (NOI)

We define NOI as revenues less operating expenses. Revenues include all revenues other than (i) gain on sales of investment properties (ii) straight-line rental income (non-cash), (iii) amortization of above and below market lease intangibles, (iv) interest income and (vi) non-cash ground lease reimbursement income, less all operating expenses other than non-cash ground rent expense, which is comprised of amortization of right-of-use lease assets and amortization of lease liabilities, depreciation and amortization, and formation expenses. We believe that NOI, which is a supplemental non-GAAP financial measure, provides an additional and useful operating perspective not immediately apparent from “Net income” in accordance with accounting principles generally accepted in the United States (GAAP). Comparison of our presentation of NOI to similarly titled measures for other entities may not necessarily be meaningful due to possible differences in definition and application by such entities.

For reference and as an aid in understanding our computation of NOI, a reconciliation of net income as computed in accordance with GAAP to NOI for the Reporting Periods is as follows:

	Year ended December 31, 2022	Period from January 30, 2021 to December 31, 2021
Net income	$87,508	$196,716
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	20,692	35,182
Provision for impairment of investment properties	—	1,951
Gain on sales of investment properties, net	(21,726)	(109,696)
Straight-line rental income, net	2,498	(58,037)
Amortization of above and below market lease intangibles, net	1,691	405
Interest income	(427)	—
Formation expenses	—	364
Non-cash ground rent expense, net	6,160	5,782
Non-cash ground lease reimbursement income	(4,015)	(3,717)
NOI	$92,381	$68,950
The increase in NOI was $23,431 for the year ended December 31, 2022, as compared to the period from the Effective Date to December 31, 2021, is primarily due to the expiration of 50% rent abatement at December 31, 2021 which resulted in an increase in base rent of $22,994, however the increase in base rent would have been larger if not for the the disposition of thirteen Retail Properties and six Warehouses for the period from the Effective Date to December 31, 2021 and the disposition of fourteen Retail Properties during the year ended December 31, 2022.

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
The following table presents a reconciliation of net income to FFO and Operating FFO:

	Year Ended December 31, 2022	Period from Effective Date to December 31, 2021
Net income	$87,508	$196,716
Depreciation and amortization of real estate	20,692	35,182
Provision for impairment of investment properties	—	1,951
Gain on sales of investment properties, net	(21,726)	(109,696)
FFO	$86,474	$124,153

FFO per certificate outstanding – basic and diluted	$1.15	$1.66

FFO	$86,474	$124,153
Dead deal costs	514	—
Formation expenses	—	364
Operating FFO	$86,988	$124,517

Operating FFO per certificate outstanding – basic and diluted	$1.16	$1.66
The decrease in FFO and operating FFO of $37,679 and $37,529, respectively, for year ended December 31, 2022, as compared to the period from the Effective Date to December 31, 2021, is primarily due to the decrease of lease income of $38,529 due to the disposition of thirteen Retail Properties and six Warehouses for the period from the

Effective Date to December 31, 2021 and the disposition of fourteen Retail Properties during the year ended December 31, 2022.

Liquidity and Capital Resources
We anticipate that cash flows from the below-listed sources will provide adequate capital for the next 12 months and beyond to fund operations as well as for all Certificateholder distributions.
Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Rental revenues	▪	Operating and general and administrative expenses
▪	Cash and cash equivalents	▪	Sales expenses
▪	Net proceeds from the sale of real estate	▪	Distribution payments
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

We had no indebtedness as of December 31, 2022 and 2021.
Debt Maturities
We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of December 31, 2022 and 2021.
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
We paid distributions to the Certificateholders of $824,215 or $10.99 per certificate for the year ended December 31, 2022 and $261,466 or $3.49 per certificate for the period from the Effective Date to December 31, 2021.

Dispositions
Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the period from the Effective Date to December 31, 2021, included in the amount we paid to Certificateholders was $200,129 of aggregate net sales proceeds. During January 2022, included in the amount we paid to Certificateholders was $595,294 of net sales proceeds from dispositions that occurred in December 2021. During the year ended December 31, 2022, included in the amount we paid to Certificateholders was $733,622 of aggregate net sales proceeds, of which $595,294 were net sales proceeds from dispositions that occurred in December 2021. During January 2023, included in the amount we paid to Certificateholders was $15,105 of net sales proceeds from dispositions that occurred in December 2022.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the Tenant under the Master Lease and should otherwise be met with cash flows from operations.
Summary of Cash Flows
The following table highlights our cash flows:

	Year ended December 31, 2022	Period from Effective Date to December 31, 2021
Net cash provided by operating activities	$89,452	$78,429
Net cash provided by investing activities	156,163	793,647
Net cash used in financing activities	(824,215)	(270,117)
(Decrease) increase in cash, cash equivalents and restricted cash	(578,600)	601,959
Cash, cash equivalents and restricted cash, at beginning of period	627,522	25,563
Cash, cash equivalents and restricted cash, at end of period	$48,922	$627,522

Cash Flows from Operating and Investing Activities

Net cash provided by operating activities for the year ended December 31, 2022 was $89,452, as compared to $78,429 for the period from the Effective Date to December 31, 2021. The increase of $11,023 is primarily attributable to the expiration of a 50% retail rent abatement as of December 31, 2021 offset by properties sold during 2021 and 2022, and changes in other liabilities and accrued expenses due to timing of payments and reduction of liabilities acquired at acquisition.

Net cash flows from investing activities for the year ended December 31, 2022 and from the Effective Date to December 31, 2021 was $156,252 and $793,647, which solely consisted of net proceeds from sales of investment properties.

Total net cash provided by operating and investing activities was $245,615 for the year ended December 31, 2022, as compared to $872,076 for the period from the Effective Date to December 31, 2021. The distributions to Certificateholders for the year ended December 31, 2022 included $600,851 from cash flows provided by operating and investing activities received during December 2021.

Management believes that cash flows from operations and sales of investment properties and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Financing Activities

Cash flows used in financing activities for the year ended December 31, 2022 was $824,215, as compared to $270,117 for the period from the Effective Date to December 31, 2021. Financing activities in 2022 consisted of distributions paid to Certificateholders while financing activities for the period from the Effective Date to December 31, 2021 consisted of distributions paid to Certificateholders of $261,466 and payments of an assumed liability for transaction costs of $8,651.

Contractual Obligations
As of December 31, 2022, we have 21 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of December 31, 2022:

Payments due by period
2023	$4,062
2024	$4,124
2025	$4,116
2026	$4,138
2027	$4,197
Thereafter	$220,159
Less imputed interest	$(203,120)
Total	$37,676

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our 2021 Annual Report on 10-K contains a description of our critical accounting policies, including those relating to the acquisition of the Properties and impairment of long-lived assets. For the year ended December 31, 2022, there were no significant changes to these policies.

See also Note 2 - Summary of Significant Accounting Policies in the accompanying consolidated financial statements.

Impact of Recently Issued Accounting Pronouncements
None

Subsequent Events
Subsequent to December 31, 2022, we paid monthly distributions to Certificateholders of $22,944 or $0.31 per certificate in January 2023 and $6,325 or $0.08 per certificate in February 2023. On March 7, 2023, we announced a distribution of $8,002 or $0.11 per certificate to be paid on March 10, 2023 to Certificateholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We are not directly exposed to interest rate risk because we currently do not hold any long-term debt or derivatives. If we were to enter into long-term debt arrangements, our interest rate risk management objectives would be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

As of December 31, 2022, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Trustee and Certificateholders of Copper Property CTL Pass Through Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Copper Property CTL Pass Through Trust and its subsidiaries (the “Company”) as of December 31, 2022 and December 31, 2021, and the related consolidated statements of operations, of equity and of cash flows for the year ended December 31, 2022 and for the period from January 30, 2021 (“Effective Date”) to December 31, 2021, including the related notes and schedule of real estate and accumulated depreciation as of December 31, 2022 appearing in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 30, 2021 (“Effective Date”) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 7, 2023

We have served as the Company's auditor since 2021.

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(in thousands except certificate amounts)

	As of December 31, 2022	As of December 31, 2021
Assets
Investment properties:
Land and improvements	$422,114	$480,289
Building and other improvements	497,523	547,445
	919,637	1,027,734
Less: accumulated depreciation	(27,742)	(14,615)
Net investment properties	891,895	1,013,119
Cash and cash equivalents	48,922	627,522
Accounts receivable	42,685	48,554
Lease intangible assets, net	228,529	254,600
Right-of-use lease assets	87,086	100,617
Assets associated with investment properties held for sale	—	19,215
Other assets, net	831	1,066
Total assets	$1,299,948	$2,064,693

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$1,061	$1,626
Lease intangible liabilities, net	101,920	126,769
Lease liabilities	37,676	37,554
Liabilities associated with investment properties held for sale	—	2,124
Other liabilities	8,628	9,250
Total liabilities	149,285	177,323

Commitments and contingencies (Note 6)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding as of December 31, 2022 and 2021	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(801,457)	(64,750)
Total equity	1,150,663	1,887,370
Total liabilities and equity	$1,299,948	$2,064,693

The accompanying notes are an integral part of these consolidated financial statements,

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(in thousands, except certificate and per certificate amounts)

	Year Ended December 31, 2022	Period from Effective Date to December 31, 2021
Revenues:
Lease income	$108,395	$146,924

Expenses:
Operating expenses	13,691	14,262
Depreciation and amortization	20,692	35,182
Provision for impairment of investment properties	—	1,951
General and administrative expenses	8,914	8,145
Total expenses	43,297	59,540

Other income (expense):
Gain on sales of investment properties, net	21,726	109,696
Other income	684
Formation expenses	—	(364)
Total other income	22,410	109,332

Net income	$87,508	$196,716

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$1.17	$2.62
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000

The accompanying notes are an integral part of these consolidated financial statements,

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(in thousands, except certificate and per certificate amounts)

Period from the Effective Date to December 31, 2021	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 30, 2021 (see Note 1)	75,000,000	$1,952,120	$—	$1,952,120
Net income		—	196,716	196,716
Distributions paid to Certificateholders ($3.49 per certificate)		—	(261,466)	(261,466)
Balance as of December 31, 2021	75,000,000	$1,952,120	$(64,750)	$1,887,370

Year Ended December 31, 2022	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2022	75,000,000	$1,952,120	$(64,750)	$1,887,370
Net income	—	—	87,508	87,508
Distributions paid to Certificateholders ($10.99 per certificate)	—	—	(824,215)	(824,215)
Balance as of December 31, 2022	75,000,000	$1,952,120	$(801,457)	$1,150,663

The accompanying notes are an integral part of these consolidated financial statements,

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
Year Ended December 31, 2022 and the Period from January 30, 2021 through December 31, 2021
(in thousands)

	Year Ended December 31, 2022	Period from the Effective Date to December 31, 2021
Cash flows from operating activities:
Net income	$87,508	$196,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,692	35,182
Provision for impairment of investment properties	—	1,951
Gain on sales of investment properties, net	(21,726)	(109,696)
Amortization of above/below market leases, net	1,691	405
Changes in assets and liabilities:
Changes in accounts receivable	2,524	(58,071)
Changes in other assets	(2,175)	(1,144)
Changes in right-of-use lease assets	2,023	1,972
Changes in accounts payable and accrued expenses	(483)	1,670
Changes in lease liabilities	122	93
Changes in other liabilities	(724)	9,351
Net cash provided by operating activities	89,452	78,429

Cash flows from investing activities:
Capital expenditures for investment properties	(89)	—
Proceeds from sales of investment properties	156,252	793,647
Net cash provided by investing activities	156,163	793,647

Cash flows from financing activities:
Acquisition-related costs incurred subsequent to Inception	—	(8,651)
Distributions paid to Certificateholders	(824,215)	(261,466)
Net cash used in financing activities	(824,215)	(270,117)

Net increase (decrease) in cash and cash equivalents	(578,600)	601,959
Cash and cash equivalents, at beginning of period	627,522	25,563
Cash and cash equivalents, at end of period	$48,922	$627,522

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

As of December 31, 2022, the real estate portfolio consists of 133 Retail Properties, of which 21 are encumbered by ground leases, in the United States across 36 states and Puerto Rico, and comprising 17.6 million square feet of leasable space.
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

On the Effective Date, the Plan of Reorganization became effective pursuant to its terms, at which point PropCo Purchaser and GLAS Trust Company, LLC, as the Trust's independent third-party trustee (the “Trustee”), entered into an Amended and Restated Trust Agreement (as amended, the “Trust Agreement”). In connection with the consummation of the transactions set forth in the Asset Purchase Agreement and in exchange for a $1 billion aggregate credit bid by PropCo Purchaser, comprising $900 million of claims under the DIP Facility and $100 million of claims, on a pro rata basis, under the First Lien Debt, and simultaneous release of obligations under the

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

DIP Facility and First Lien Debt, Old Copper transferred (or caused its subsidiaries to transfer) its fee simple or ground leasehold title (as applicable) in certain properties to the PropCos and assigned (or caused such subsidiaries to assign) the Master Leases (as defined below) relating to the Properties to the Trust.

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

The Trust accounted for the reorganization using fresh start accounting under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 852, which resulted in the Trust becoming a new entity for financial reporting purposes on the Effective Date. Accordingly, all assets and liabilities were recorded at fair value in accordance with accounting requirements for business combinations under ASC 805-20.

As of the Effective Date, Old Copper had no ability to exercise any control over the Properties or the Trust and has no affiliation with the Trust. The Trust owns directly or indirectly 100% of the equity or partnership interests (as applicable) in the PropCos. Specifically, the PropCos include (i) CTL Propco I LLC, a Delaware limited liability company, CTL Propco I L.P., a Delaware limited partnership and CTL Propco PR I LLC and CTL Propco PR II LLC, Puerto Rico limited liability companies, which collectively own the fee simple or ground leasehold title (as applicable) to the Retail Properties and (ii) CTL Propco II LLC, a Delaware limited liability company and CTL Propco II L.P., a Delaware limited partnership, which collectively owned the fee simple title to the Warehouses. CTL Propco II LLC and CTL Propco II L.P. were dissolved on October 6, 2022.

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

The Trustee performs trust administration duties, including treasury management and certificate administration. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly. The Trust incurred trustee fees of $100 and $105 for the year ended December 31, 2022 and for the period from the Effective Date to December 31, 2021, respectively, which are included in “General and administrative expenses” on the accompanying consolidated statements of operations.

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

The Trust incurred Base Fees of $6,242 and $8,058 for the year ended December 31, 2022 and for the period from the Effective date to December 31, 2021, respectively, which are included in “Operating expenses” on the accompanying consolidated statements of operations, of which $494 and $630 were included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets as of December 31, 2022 and 2021, respectively. The Trust incurred Asset Management Fees of $591 and $4,454 for the year ended December 31, 2022 and for the period from the Effective date to December 31, 2021, respectively, which are included in “Gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

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

The accompanying consolidated financial statements include the year ended December 31, 2022 and the period from the Effective Date to December 31, 2021 (the “Reporting Periods”).

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
Depreciation expense is computed using the straight-line method. Building and other improvements are depreciated based upon estimated useful lives which range from 19 to 43 years for building and other improvements. Tenant improvements not considered a component of the building are amortized on a straight-line basis over the lesser of the estimated remaining useful life of the asset or the term of the lease.

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
To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value. For the year ended December 31, 2022, no impairment charge was recorded, and for the period from the Effective Date to December 31, 2021, the Trust recorded an impairment charge of $1,951.
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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Cash and Cash Equivalents
The Trust maintains its cash and cash equivalents at major financial institutions. At December 31, 2022, cash equivalents consisted of investments in money market instruments. Cash and cash equivalents totaled $48,922 and $627,522 as of December 31, 2022 and 2021, respectively. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Trust periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is remote.
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
At lease commencement, the Trust estimated that collectibility was probable for the Master Leases due to the creditworthiness analysis performed. Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. The Trust will remove the cash basis designation and resume recording lease income from such tenants on an accrual basis when the Trust believes that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history. As of December 31, 2022, lease income is being accounted for on the accrual basis of accounting. Lease payments of $8,555, which were received in advance under the terms of the Master Leases are included in “Other liabilities” in the accompanying consolidated balance sheets and recognized as lease income in January 2023. As of December 31, 2021, lease payments of $9,320 were received in advance under the terms of the Master Leases are included in “Other liabilities” in the accompanying consolidated balance sheets and recognized as lease income in January 2022.
The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statements of operations. During the Reporting Periods, there was no uncollectible lease income.
Right-of-use Lease Assets and Lease Liabilities
The Trust was assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. As of December 31, 2022, the Trust held an interest as lessee of land under 21 non-cancellable ground leases. Rental expense associated with land that the Trust leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease. In accordance with the Master Lease, rental expense associated with land is paid directly by New JCP and is included in “Lease income” in the accompanying consolidated statements of operations (see Note 4).
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
The Trust records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. All tax returns remain subject to examination by federal and various state tax jurisdictions. As of December 31, 2022 and 2021, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.
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

(3) INVESTMENT PROPERTIES
As of the Effective Date, the Trust obtained control of a real estate portfolio that consisted of 160 Retail Properties and six Warehouses located across 37 U.S. states and Puerto Rico.

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

As of December 31, 2022, the Trust's real estate portfolio consisted of 133 Retail Properties across 36 U.S. states and Puerto Rico.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$7,827	$7,827	$7,827	$7,827	$7,827	$101,748	$140,883
In-place lease intangibles (a)	4,869	4,869	4,869	4,869	4,869	63,301	87,646
Lease intangible assets, net (b)	$12,696	$12,696	$12,696	$12,696	$12,696	$165,049	$228,529

Below market lease intangibles (a)	$5,662	$5,662	$5,662	$5,662	$5,662	$73,610	$101,920
Lease intangible liabilities, net (b)	$5,662	$5,662	$5,662	$5,662	$5,662	$73,610	$101,920

(a) Represents the portion of the leases in which the Trust is the lessor. The amortization of above and below market lease intangibles is recorded as an adjustment to lease income and the amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

(b) Lease intangible assets, net and lease intangible liabilities, net are presented net of $24,334 and $10,853 of accumulated amortization, respectively, as of December 31, 2022. Lease intangible assets, net and lease intangible liabilities, net are presented net of $12,283 and $6,116 of accumulated amortization, respectively, as of December 31, 2021.

As of the December 31, 2022 and 2021, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 18.0 years and 19.0 years, respectively.

For the year ended December 31, 2022 and for the period from the Effective Date to December 31, 2021, amortization expense pertaining to in-place lease intangibles was $5,227 and $6,397, respectively.

For the year ended December 31, 2022 and for the period from the Effective Date to December 31, 2021, amortization pertaining to above market lease intangibles of $7,975 and $7,637, respectively, was recorded as a reduction to “Lease income” in the accompanying consolidated statements of operations.

For the year ended December 31, 2022 and for the period from the Effective Date to December 31, 2021, amortization pertaining to below market lease intangibles of $6,284 and $7,232 , was recorded as an increase to “Lease income” in the accompanying consolidated statements of operations.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Dispositions

The following table summarizes dispositions for the year ended December 31, 2022:

Sale Date	Location		Property Type	Ownership	Square Footage (unaudited)	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
1/6/22	Culver City, CA		Retail	Fee Simple	204	$22,000	$20,961	$3,651
7/20/22	Pleasanton, CA		Retail	Fee Simple	156	$16,000	$15,799	$4,795
7/25/22	Franklin, TN		Retail	Fee Simple	104	$5,650	$5,565	$273
8/25/22	Nashua, NH		Retail	Fee Simple	105	$6,550	$6,454	$972
8/29/22	Sterling, VA		Retail	Fee Simple	126	$5,650	$5,546	$(416)
9/9/22	Five Property Portfolio	(a)	Retail	Fee Simple	857	$53,000	$51,379	$(1,232)
10/5/22	Westminster, CA		Retail	Ground Lease	153	$23,000	$22,613	$7,528
11/30/22	Austin, TX		Retail	Fee Simple	144	$13,200	$12,777	$3,672
12/6/22	Lafayette, LA		Retail	Fee Simple	105	$8,100	$7,939	$2,034
12/15/22	The Woodlands, TX		Retail	Fee Simple	146	$7,760	$7,219	$449
					2,100	$160,910	$156,252	$21,726
(a) Portfolio comprised of five Retail Properties located in Annapolis, MD, Springfield, VA, Fairfax, VA, Newark, DE and Columbia, MD.

The following table summarizes dispositions for the period from the Effective Date to December 31, 2021:

Sale Date	Location		Property Type	Ownership	Square Footage (unaudited)	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
7/9/21	San Diego, CA		Retail	Ground Lease	269	$14,750	$14,523	$—	(c)
7/29/21	Lone Tree, CO		Retail	Fee Simple	151	7,000	6,773	466
7/29/21	Frisco, TX		Retail	Fee Simple	164	10,500	10,300	291
9/14/21	San Bruno, CA		Retail	Fee Simple	223	105,250	99,991	38,543
9/30/21	Carson, CA		Retail	Fee Simple	201	19,000	18,310	2,675
11/3/21	Houston, TX		Retail	Fee Simple	140	12,000	11,788	2,489
11/5/21	San Antonio, TX		Retail	Fee Simple	104	12,500	12,057	3,148
11/17/21	Phoenix, AZ		Retail	Fee Simple	159	7,000	6,896	1,236
11/19/21	Texas Portfolio	(a)	Retail	Fee Simple	325	20,600	20,192	936
12/17/21	Distribution Center Portfolio	(b)	Warehouse	Fee Simple	10,109	557,165	548,352	59,702
12/23/21	Queens, NY		Retail	Fee Simple	204	40,500	38,785	—	(c)
12/29/21	Woodbury, MN		Retail	Fee Simple	82	5,750	5,680	210
					12,131	$812,015	$793,647	$109,696
(a) Portfolio comprised of three Retail Properties located in Fairview, TX, Flower Mound, TX, and Round Rock, TX.
(b) Portfolio comprised of six Warehouses located in Statesville, NC, Columbus, OH, Lenexa, KS, Reno, NV, Haslet, TX, and Atlanta, GA.
(c) Prior to disposition, these Properties were remeasured to fair value and a provision for impairment of $1,951 was recognized (See Note 5).

The dispositions completed during the year ended December 31, 2022 and the period from the Effective Date to December 31, 2021 did not qualify for discontinued operations treatment.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Investment Properties Held for Sale

There were no properties classified as held for sale as of December 31, 2022. One Retail Property located in Culver City, CA was classified as held for sale as of December 31, 2021, with a carrying value of $17,091. On January 6, 2022, the Trust sold this Retail Property for a gross sales price of $22,000.

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
The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by New JCP and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by New JCP are not included in the accompanying consolidated statement of operations, except for ground lease payments made by New JCP, since recording cash payments made by New JCP is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by New JCP of $4,015 and $3,717 for the year ended December 31, 2022 and for the period from the Effective Date to December 31, 2021, respectively, were paid directly to the ground lessor by New JCP and were included in “Lease income” in the accompanying consolidated statements of operations.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by New JCP to the Trust in accordance with the terms of the Master Lease, and are presented net of reimbursement from New JCP on the consolidated statements of operations. For the year ended December 31, 2022, the Trust incurred sales and use taxes of $747 due to governmental authorities, all of which has been reimbursed by New JCP. From the Effective Date to December 31, 2021, the Trust incurred sales and use taxes of $347 due to governmental authorities, all of which has been reimbursed by New JCP.
From time to time the Trust may have leasing activity with replacement tenants other than New JCP, but has had none to date.
Lease income related to the Trust’s operating leases is comprised of the following:

Lease income related to fixed lease payments	Year Ended December 31, 2022	Period from the Effective Date to December 31, 2021
Base rent	$108,569	$85,575	(a)
Straight-line rental income, net (b)	(2,498)	58,037
Lease income related to variable lease payments
Ground lease reimbursement income (c)	4,015	3,717
Other
Amortization of above and below market lease intangibles (d)	(1,691)	(405)
Lease income	$108,395	$146,924	(e)
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
(e)Lease income for the period from the Effective Date to December 31, 2021 includes the Retail Property classified as held for sale.

As of December 31, 2022, undiscounted lease payments to be received under operating leases for the next five years and thereafter are as follows:

Lease Payments
2023	$102,661
2024	$102,661
2025	$102,661
2026	$102,661
2027	$102,661
Thereafter	$1,334,595
Total	$1,847,900
The weighted average remaining lease terms range was approximately 18.0 years as of December 31, 2022.
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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Ground lease rent expense was $6,160 for the year ended December 31, 2022 and $5,782 for the period from the Effective Date to December 31, 2021, which are included within “Operating expenses” in the accompanying consolidated statements of operations. For the year ended December 31, 2022, ground lease rent expense includes interest expense of $4,137, amortization pertaining to right-of-use assets of $1,025, amortization pertaining to above market ground lease intangibles of $(641) and amortization pertaining to below market ground lease intangibles of $1,639. For the period from the Effective Date to December 31, 2021, ground lease rent expense includes interest expense of $3,810, amortization pertaining to right-of-use assets of $950, amortization pertaining to above market ground lease intangibles of $(587) and amortization pertaining to below market ground lease intangibles of $1,609. There were no cash payments for ground lease rent expense as these payments are made by the tenant.
As of December 31, 2022, undiscounted future rental obligations to be paid under the long-term ground leases by New JCP under the terms of the Master Lease on behalf of the Trust, including fixed rental increases, for the next five years and thereafter, are as follows:

Lease Obligations
2023	$4,062
2024	$4,124
2025	$4,116
2026	$4,138
2027	$4,197
Thereafter	$220,159
Less imputed interest	$(203,120)
Lease liabilities as of December 31, 2022	$37,676
The Trust’s long-term ground leases had a weighted average remaining lease term of 44.4 years and a weighted average discount rate of 11.0% as of December 31, 2022.

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

Recurring Fair Value Measurements

As of December 31, 2022 and 2021, the Trust did not hold any assets or liabilities that are measured at fair value on a recurring basis.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Nonrecurring Fair Value Measurements

For the year ended December 31, 2022, the Trust did not remeasure any assets to fair value on a nonrecurring basis, and no impairment charges were recorded.

From the Effective Date to December 31, 2021, the Trust remeasured two investment properties to fair value on a nonrecurring basis and recognized a provision for impairment of investment properties of $1,951 related to two Retail Properties that were classified as held for sale during the period from the Effective Date to December 31, 2021. The following table summarizes the provision for impairment of investment properties from the Effective Date to December 31, 2021:

Sale Date	Location	Property Type	Fair Value (a)	Provision for Impairment
7/9/21	San Diego, CA	Retail	14,553	$750
12/23/21	Queens, NY	Retail	38,785	1,201
				$1,951
(a) Estimated fair value is based on actual aggregate sales proceeds net of closing costs, based on actual transactions with unrelated third parties. The Trust determined that its valuation of these investments were classified within Level 3 of the fair value hierarchy.

(6) COMMITMENTS AND CONTINGENCIES
Master Leases
Landlord Option Properties: The Retail Master Lease provides the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice but such option is (for the Trust, but not for future landlords) limited to eight Retail Properties in any lease year. The DC Master Lease provided the Trust an option on all six of the distribution centers, allowing current or future landlords to terminate the DC Master Lease upon 24 months’ prior written notice if the tenant has ceased operations within the premises. During 2022, the Trust sold nine Retail Properties with a landlord termination option, and during 2021, the Trust sold seven Retail Properties and all six Warehouses with landlord termination options. As of December 31, 2022, there were seven remaining Retail Properties with landlord termination options.
Tenant Option Properties: The Retail Master Lease provides New JCP an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties but such option is limited to no more than five Properties in any lease year. During 2022, the Trust sold one Retail Property with a tenant termination option and during 2021, the Trust sold four Retail Properties with tenant termination options. As of December 31, 2022, there was one remaining Retail Property with a tenant termination option.
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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Tenant Purchase Rights: The Master Leases contain preferential offer rights in favor of New JCP with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable New JCP, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified minimum price related to the preferential purchase price. 18 of these Retail Properties, of which three were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold as of December 31, 2022.

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
Impacts of Macroeconomic Factors
Our operating results have been and will continue to be impacted by global and national economic and market conditions generally and by the local economic conditions where our properties are located. Global economic challenges, including the war in Ukraine have contributed to rising interest rates, high inflation, ongoing geopolitical tensions and instability and volatility in the global markets which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending. Rising interest rates may also negatively impact the prices that buyers will be willing to pay for our properties. If we or New JCP were to experience adverse economic trends and/or if our or New JCP’s efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Concentration of Credit Risk

As of December 31, 2022 and 2021, all of the Properties were leased to New JCP, and all of the Trust’s lease income was derived from the Master Leases (see Note 4). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of New JCP and New JCP provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on New JCP’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Trust's real estate portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of December 31, 2022, the Trust's properties are located across 36 U.S. states and Puerto Rico. For the year ended December 31, 2022 , the Trust's lease income was concentrated in two states as follows: California 18.6% and Texas 13.9%. From the Effective Date to December 31, 2021, the Trust's lease income was concentrated in two states as follows: California 14.8% and Texas 14.4%.

Litigation
From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. There are no current matters that are expected to have a material effect on the Trust’s consolidated financial statements.

(7) SUBSEQUENT EVENTS

Subsequent to December 31, 2022, we paid monthly distributions to Certificateholders of $22,944 or $0.31 per certificate in January 2023 and $6,325 or $0.08 per certificate in February 2023. On March 7, 2023, we announced a distribution of $8,002 or $0.11 per certificate to be paid on March 10, 2023 to Certificateholders.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Trust maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Trust’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Trust’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of Copper Property CTL Pass Through Trust is responsible for establishing and maintaining adequate internal control over financial reporting. Copper Property CTL Pass Through Trust’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).

Copper Property CTL Pass Through Trust’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Trust; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Trust’s management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of Copper Property CTL Pass Through Trust’s internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Copper Property CTL Pass Through Trust’s internal control over financial reporting as of December 31, 2022 was effective.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust does not currently have, and will not have, directors.

Below is a list of names, ages and a brief account of the business experience as of December 31, 2022 of our executive officers.

Name	Age	Position
Neil Aaronson	49	Principal Executive Officer
Larry Finger	69	Principal Financial Officer

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Trust has 75 million Trust Certificates issued and outstanding as of February 14, 2023. The following table sets forth estimated information regarding the beneficial ownership of the Trust Certificates with respect to each Certificateholder that is a beneficial owner of more than 5% of the Trust Certificates. The Trust does not have directors. The Principal Executive Officer and the Principal Financial Officer of the Trust do not and are not permitted to, directly or indirectly, own any of the Trust Certificates.

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

Name of Beneficial Owner	Title of Class	Number of Trust Certificates Owned	Percentage of Trust Certificates Owned
H/2 Capital Partners(a) 680 Washington Blvd., 7th Floor Stamford, CT 06901	Trust Certificates	29,311,680	39.08%
Silver Point Capital, L.P. (b) Two Greenwich Plaza, First Floor Greenwich, CT 06830	Trust Certificates	9,757,183	13.01%
Sixth Street Partners, LLC (c) 2100 McKinney Avenue, Suite 1500 Dallas, TX 75201	Trust Certificates	7,353,908	9.81%
Owl Creek Asset Management, L.P. (d) 640 Fifth Avenue, 20t h Floor New York, NY 10019	Trust Certificates	7,088,981	9.45%
Brigade Capital Management, L.P. (e) 399 Park Avenue, 16th Floor New York, NY 10022	Trust Certificates	4,835,085	6.45%
Sculptor Capital LP (f) 9 West 57 Street, 39th Floor New York, NY 10019	Trust Certificates	4,054,917	5.41%

(a) Based upon a Schedule 13D filed September 30, 2021 by Byway 1 Corp. and a Schedule 13D filed October 1, 2021 by Spencer B. Haber, solely in his capacity as the managing member of the general partner or investment manager of Byway 1 Corp. and the Other Reporting Persons (as defined in the Schedule 13D). Each of Spencer B. Haber and the foregoing entities disclaims beneficial ownership of the securities reported, except to the extent of its or his pecuniary interest therein, if any.
(b) Based upon Amendment No. 3 to the Schedule 13G jointly filed on February 14, 2023 by Silver Point Capital, L.P. (“Silver Point”), as modified by Form 4s filed on January 26, 2023, February 6, 2023 and February 13, 2023, the Funds (as defined below), Mr. Mulé and Mr. O'Shea. Silver Point or its wholly owned subsidiaries are the investment managers of Silver Point Capital Fund, L.P., Silver Point Capital Offshore Master Fund, L.P., Silver Point Distressed Opportunities Fund, L.P., Silver Point Distressed Opportunities Offshore Master Fund, L.P., Silver Point Distressed Opportunity Institutional Partners, L.P. and Silver Point Distressed Opportunity Institutional Partners Master Fund (Offshore), L.P. (collectively, the “Funds”) and, by reason of such status, may be deemed to be the beneficial owner of all of the reported securities held by the Funds. Silver Point Capital Management, LLC (“Management”) is the general partner of Silver Point and as a result may be deemed to be the beneficial owner of all securities held by the Funds. Messrs. Edward A. Mulé and Robert J. O'Shea are each members of Management and as a result may be deemed to be the beneficial owner of all of the securities held by the Funds. Each of Messrs. Edward A. Mule and Robert J. O'Shea disclaims beneficial ownership of the securities reported, except to the extent of his pecuniary interest therein, if any.
(c) Based upon a Schedule 13G filed February 14, 2022 jointly filed by Sixth Street Partners, LLC and Alan Waxman. Each of Sixth Street Partners, LLC and Alan Waxman disclaims beneficial ownership of the securities reported, except to the extent of its or his pecuniary interest therein, if any. The mailing address of Alan Waxman is c/o Sixth Street Partners, LLC, Suite 3300, 345 California Street, San Francisco, CA 94104.
(d) Based upon Amendment No. 1 to the Schedule 13G filed February 10, 2023 jointly filed by Owl Creek Asset Management, L.P. (“Owl Creek”) and Jeffrey A. Altman, solely in his capacity as managing member of the general partner of Owl Creek. Each of Owl Creek and Jeffrey A. Altman disclaims beneficial ownership of the securities reported, except to the extent of its or his pecuniary interest therein, if any.
(e) Based upon Amendment No. 2 to the Schedule 13G filed February 14, 2023 by Brigade Capital Management, LP, Brigade Capital Management GP, LLC and Donald E. Morgan, III, solely in his capacity as the managing member or general partner of each of the foregoing entities. Each of Donald E. Morgan, III and each of the foregoing entities disclaims beneficial ownership of the securities reported, except to the extent of its or his pecuniary interest therein, if any.
(f) Based upon Amendment No. 1 to the Schedule 13G jointly filed February 14, 2023 by Sculptor Capital LP (“Sculptor”), Sculptor Capital II LP (“Sculptor-II”), Sculptor Capital Holding Corporation (“SCHC”), Sculptor

Capital Holding II LLC (“SCHC-II”) and Sculptor Capital Management, Inc. (“SCU”). Sculptor and Sculptor-II are the investment managers to certain private funds and discretionary accounts (collectively, the “Accounts”) and, by reason of such status, may be deemed to be the beneficial owners of the reported securities held in the Accounts. SCHC and SCHC-II, both wholly owned by Sculptor, are the general partners of Sculptor and Sculptor-II, respectively, and as a result may be deemed to be the beneficial owners of all securities held in the Accounts. SCH is the sole shareholder of SCHC, and as a result may be deemed a beneficial owner of the reported securities.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees for professional audit services rendered for the audits of our annual financial statements by PricewaterhouseCoopers LLP and fees for other services rendered by them:

	2022	2021
Audit Fees (a)	$750	$750
Audit-Related Fees (b)	—	147
All Other Fees (c)	1	—
Tax Fees (d)	194	167
Total Fees	$945	$1,064

(a) Audit fees consist of fees for professional services related to the audit of our annual financial statement and services that are normally provided in connection with statutory and regulatory filings or engagements.
(b) Audit related fees consist of fees for professional services performed in connection with assistance with the registration statement and other documents filed with the SEC.
(c) All Other fees consist of fees billed for products and services, other than the services reported for the other categories, including publication subscription service.
(d) Tax fees primarily consist of fees for the review of federal and state income tax returns.

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

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(dollar amounts in thousands)

				Initial Cost			Gross Amount Carried at Close of Period (b)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total		Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Alderwood Mall	Lynnwood, WA	Retail	—	$4,950	$7,774	$—	$4,950	$7,774	$12,724	$12,724	$439	2021	(c)
Alliance Town Center	Fort Worth, TX	Retail	—	1,150	3,729	—	1,150	3,729	4,879	4,879	193	2021	(c)
Antelope Valley Mall	Palmdale, CA	Retail	—	3,050	4,742	—	3,050	4,742	7,792	7,792	269	2021	(c)
Arden Fair Mall	Sacramento, CA	Retail	—	1,200	8,455	—	1,200	8,455	9,655	9,655	476	2021	(c)
Arrowhead Towne Center	Glendale, AZ	Retail	—	4,500	5,862	—	4,500	5,862	10,362	10,362	333	2021	(c)
Ashland Town Center	Ashland, KY	Retail	—	—	3,114	—	—	3,114	3,114	3,114	159	2021	(c)
Baybrook Mall	Friendswood, TX	Retail	—	—	1,580	—	—	1,580	1,580	1,580	87	2021	(c)
Bellis Fair	Bellingham, WA	Retail	—	1,550	2,744	—	1,550	2,744	4,294	4,294	156	2021	(c)
Boise Towne Square	Boise, ID	Retail	—	2,600	6,595	—	2,600	6,595	9,195	9,195	374	2021	(c)
Brea Mall	Brea, CA	Retail	—	—	933	—	—	933	933	933	62	2021	(c)
Center at Owasso	Owasso, OK	Retail	—	—	2,533	—	—	2,533	2,533	2,533	129	2021	(c)
Cherry Hill Mall	Cherry Hill, NJ	Retail	—	4,800	5,794	—	4,800	5,794	10,594	10,594	332	2021	(c)
Clackamas Town Center	Portland (Happy Valley), OR	Retail	—	6,900	4,722	—	6,900	4,722	11,622	11,622	272	2021	(c)
Columbia Center	Kennewick, WA	Retail	—	3,450	10,268	—	3,450	10,268	13,718	13,718	577	2021	(c)
Coral Ridge Mall	Coralville, IA	Retail	—	800	2,624	—	800	2,624	3,424	3,424	151	2021	(c)
Corbin Park	Overland Park, KS	Retail	—	1,500	3,673	—	1,500	3,673	5,173	5,173	182	2021	(c)
Coronado Center	Albuquerque, NM	Retail	—	2,750	6,050	—	2,750	6,050	8,800	8,800	343	2021	(c)
Cottonwood Mall	Albuquerque, NM	Retail	—	3,400	4,247	—	3,400	4,247	7,647	7,647	243	2021	(c)
Dadeland Mall	Miami, FL	Retail	—	—	1,336	—	—	1,336	1,336	1,336	89	2021	(c)
Danbury Fair	Danbury, CT	Retail	—	1,800	3,554	—	1,800	3,554	5,354	5,354	206	2021	(c)
Deerbrook Mall	Humble, TX	Retail	—	3,100	1,172	—	3,100	1,172	4,272	4,272	73	2021	(c)
El Mercado Plaza	El Paso, TX	Retail	—	—	5,050	—	—	5,050	5,050	5,050	258	2021	(c)
Fairmont Center	Pasadena, TX	Retail	—	—	2,571	—	—	2,571	2,571	2,571	127	2021	(c)
First & Main Town Center	Colorado Springs, CO	Retail	—	—	3,859	—	—	3,859	3,859	3,859	199	2021	(c)
First Colony Mall	Sugarland, TX	Retail	—	3,450	2,067	—	3,450	2,067	5,517	5,517	123	2021	(c)
Florence Mall	Florence, KY	Retail	—	2,200	5,419	—	2,200	5,419	7,619	7,619	309	2021	(c)
Fox River Mall	Appleton, WI	Retail	—	1,847	600	—	1,847	600	2,447	2,447	40	2021	(c)
Freehold Raceway Mall	Freehold, NJ	Retail	—	3,750	6,025	25	3,750	6,050	9,800	9,800	342	2021	(c)
Galleria at Sunset	Henderson, NV	Retail	—	—	5,321	—	—	5,321	5,321	5,321	302	2021	(c)
Galleria at Tyler	Riverside, CA	Retail	—	8,800	1,584	—	8,800	1,584	10,384	10,384	101	2021	(c)
Gateway Shopping Center I & II	Brooklyn, NY	Retail	—	—	5,395	26	—	5,420	5,420	5,420	253	2021	(c)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(dollar amounts in thousands)

				Initial Cost			Gross Amount Carried at Close of Period (2)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Glendale Galleria	Glendale, CA	Retail	—	12,100	6,114	—	12,100	6,114	18,214	352	2021	(c)
Golden Triangle Mall	Denton, TX	Retail	—	1,550	1,178	—	1,550	1,178	2,728	73	2021	(c)
Grand Traverse Mall	Traverse City, MI	Retail	—	850	1,218	—	850	1,218	2,068	72	2021	(c)
Hamilton Town Center	Noblesville, IN	Retail	—	1,950	4,163	—	1,950	4,163	6,113	214	2021	(c)
Hawthorn S/C	Vernon Hills, IL	Retail	—	4,100	2,425	—	4,100	2,425	6,525	146	2021	(c)
High Pointe Commons	Harrisburg, PA	Retail	—	2,950	2,191	—	2,950	2,191	5,141	117	2021	(c)
Huntington Park CBD	Huntington Park, CA	Retail	—	2,450	671	—	2,450	671	3,121	42	2021	(c)
Imperial Valley Mall	El Centro, CA	Retail	—	1,650	4,070	—	1,650	4,070	5,720	213	2021	(c)
Killeen Mall	Killeen, TX	Retail	—	1,700	790	—	1,700	790	2,490	49	2021	(c)
Lakeline Mall	Cedar Park, TX	Retail	—	2,250	2,093	—	2,250	2,093	4,343	125	2021	(c)
Lakeside Mall	Sterling Hts, MI	Retail	—	650	5,447	—	650	5,447	6,097	317	2021	(c)
Mall Del Norte	Laredo, TX	Retail	—	3,100	2,887	—	3,100	2,887	5,987	168	2021	(c)
Mall of Louisiana	Baton Rouge, LA	Retail	—	1,500	4,726	—	1,500	4,726	6,226	269	2021	(c)
Mayaguez Mall	Mayaguez, PR	Retail	—	—	4,255	—	—	4,255	4,255	234	2021	(c)
Meadowood Mall	Reno, NV	Retail	—	8,935	996	—	8,935	996	9,931	66	2021	(c)
Meadows Mall	Las Vegas, NV	Retail	—	3,000	7,114	—	3,000	7,114	10,114	402	2021	(c)
Miami International Mall	Miami, FL	Retail	—	7,676	1,037	—	7,676	1,038	8,714	69	2021	(c)
Mid Rivers Mall	St Peters, MO	Retail	—	2,000	1,328	—	2,000	1,328	3,328	73	2021	(c)
Midland Park Mall	Midland, TX	Retail	—	1,150	2,606	—	1,150	2,606	3,756	151	2021	(c)
Mokena Marketplace	Mokena, IL	Retail	—	900	3,782	—	900	3,782	4,682	191	2021	(c)
New Braunfels T/C at Creekside	New Braunfels, TX	Retail	—	1,500	3,773	—	1,500	3,773	5,273	187	2021	(c)
Newnan Crossing	Newnan, GA	Retail	—	1,800	1,746	—	1,800	1,746	3,546	95	2021	(c)
Newport Centre	Jersey City, NJ	Retail	—	51,400	5,024	38	51,400	5,062	56,462	290	2021	(c)
North Riverside Park Mall	North Riverside, IL	Retail	—	4,000	5,413	—	4,000	5,413	9,413	317	2021	(c)
Northridge Fashion Center	Northridge, CA	Retail	—	10,450	3,578	—	10,450	3,578	14,028	215	2021	(c)
Northshore Mall	Peabody, MA	Retail	—	3,150	5,203	—	3,150	5,203	8,353	297	2021	(c)
Oak Park Mall	Overland Park, KS	Retail	—	—	5,989	—	—	5,989	5,989	345	2021	(c)
Oakland Mall	Troy, MI	Retail	—	2,650	2,860	—	2,650	2,860	5,510	174	2021	(c)
Oakridge Court	Algonquin, IL	Retail	—	1,500	4,878	—	1,500	4,878	6,378	244	2021	(c)
Orland Square	Orland Park, IL	Retail	—	2,450	6,329	—	2,450	6,329	8,779	365	2021	(c)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(dollar amounts in thousands)

				Initial Cost			Gross Amount Carried at Close of Period (2)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Pacific View Mall	Ventura, CA	Retail	—	1,500	7,298	—	1,500	7,298	8,798	410	2021	(c)
Palm Valley Cornerstone	Goodyear, AZ	Retail	—	3,400	5,825	—	3,400	5,825	9,225	282	2021	(c)
Pembroke Lakes Mall	Pembroke Pines, FL	Retail	—	6,800	3,197	—	6,800	3,197	9,997	187	2021	(c)
Peninsula Town Center	Hampton, VA	Retail	—	2,000	3,572	—	2,000	3,572	5,572	185	2021	(c)
Penn Square Mall	Oklahoma City, OK	Retail	—	—	2,262	—	—	2,262	2,262	114	2021	(c)
Pier Park	Panama City Beach, FL	Retail	—	1,750	2,299	—	1,750	2,299	4,049	118	2021	(c)
Plaza at West Covina	West Covina, CA	Retail	—	3,550	8,742	—	3,550	8,742	12,292	495	2021	(c)
Plaza Centro	Caguas, PR	Retail	—	—	3,864	—	—	3,864	3,864	220	2021	(c)
Polaris Fashion Place	Columbus, OH	Retail	—	2,900	2,945	—	2,900	2,945	5,845	169	2021	(c)
Post Oak Mall	College Station, TX	Retail	—	1,550	791	—	1,550	791	2,341	45	2021	(c)
Promenade at Temecula	Temecula, CA	Retail	—	6,350	1,301	—	6,350	1,301	7,651	82	2021	(c)
Rivertown Crossings	Grandville, MI	Retail	—	950	2,563	—	950	2,563	3,513	145	2021	(c)
Rockaway Townsquare	Rockaway, NJ	Retail	—	4,050	9,336	—	4,050	9,336	13,386	527	2021	(c)
Rosedale S/C	Roseville, MN	Retail	—	4,050	4,671	—	4,050	4,671	8,721	270	2021	(c)
Ross Park Mall	Pittsburgh, PA	Retail	—	2,500	5,162	—	2,500	5,162	7,662	298	2021	(c)
Shackleford Crossing	Little Rock, AR	Retail	—	2,150	3,120	—	2,150	3,120	5,270	163	2021	(c)
Sherman Town Center	Sherman, TX	Retail	—	2,358	560	—	2,358	560	2,918	35	2021	(c)
Shops at Moore	Moore, OK	Retail	—	1,250	3,022	—	1,250	3,022	4,272	158	2021	(c)
Solano Town Center	Fairfield, CA	Retail	—	2,500	7,210	—	2,500	7,210	9,710	408	2021	(c)
South Point S/C	Mcdonough, GA	Retail	—	2,200	1,807	—	2,200	1,807	4,007	99	2021	(c)
Southaven Towne Center	Southaven, MS	Retail	—	1,450	3,560	—	1,450	3,560	5,010	189	2021	(c)
Southlands S/C	Aurora, CO	Retail	—	3,000	3,135	—	3,000	3,135	6,135	163	2021	(c)
SouthPark Center	Strongsville, OH	Retail	—	2,100	1,856	—	2,100	1,856	3,956	114	2021	(c)
Southpark Mall	Colonial Hts, VA	Retail	—	1,350	4,206	—	1,350	4,206	5,556	239	2021	(c)
Southpark Meadows S/C	Austin, TX	Retail	—	—	1,917	—	—	1,917	1,917	104	2021	(c)
St Charles Towne Center	Waldorf, MD	Retail	—	1,850	3,834	—	1,850	3,834	5,684	220	2021	(c)
Staten Island Mall	Staten Island, NY	Retail	—	17,100	2,933	—	17,100	2,933	20,033	175	2021	(c)
Stone Creek Towne Center	Colerain Township, OH	Retail	—	1,750	2,841	—	1,750	2,841	4,591	149	2021	(c)
Stones River Mall	Murfreesboro, TN	Retail	—	700	2,467	—	700	2,467	3,167	130	2021	(c)
Sunrise Mall	Brownsville, TX	Retail	—	1,650	2,486	—	1,650	2,486	4,136	144	2021	(c)
Superstition Springs Mall	Mesa, AZ	Retail	—	5,900	3,385	—	5,900	3,385	9,285	198	2021	(c)
Teas Crossing	Conroe, TX	Retail	—	2,200	1,844	—	2,200	1,844	4,044	98	2021	(c)
The District	South Jordan, UT	Retail	—	4,050	1,678	—	4,050	1,678	5,728	92	2021	(c)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(dollar amounts in thousands)

				Initial Cost			Gross Amount Carried at Close of Period (2)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
The Loop West	Kissimmee, FL	Retail	—	2,350	2,840	—	2,350	2,840	5,190	149	2021	(c)
The Mall at Bay Plaza	Bronx, NY	Retail	—	—	1,155	—	—	1,155	1,155	77	2021	(c)
The Mall at Robinson T/C	Pittsburgh, PA	Retail	—	550	7,476	—	550	7,476	8,026	410	2021	(c)
The Mall at Rockingham Park	Salem, NH	Retail	—	2,300	6,295	—	2,300	6,295	8,595	355	2021	(c)
The Mall at Turtle Creek	Jonesboro, AR	Retail	—	2,555	534	—	2,555	534	3,089	34	2021	(c)
The Mall at Tuttle Crossing	Dublin, OH	Retail	—	1,700	3,267	—	1,700	3,267	4,967	191	2021	(c)
The Mall at Wellington Green	Wellington, FL	Retail	—	6,750	2,101	—	6,750	2,101	8,851	127	2021	(c)
The Oaks	Thousand Oaks, CA	Retail	—	9,402	916	—	9,402	916	10,318	61	2021	(c)
The Orchard at Slatten Ranch	Antioch, CA	Retail	—	4,100	3,328	—	4,100	3,328	7,428	169	2021	(c)
The Parks at Arlington	Arlington, TX	Retail	—	2,100	4,510	—	2,100	4,510	6,610	259	2021	(c)
The Plaza at Shoal Creek	Kansas City, MO	Retail	—	1,050	2,095	—	1,050	2,095	3,145	113	2021	(c)
The Shoppes at Buckland Hills	Manchester, CT	Retail	—	2,150	3,088	—	2,150	3,088	5,238	180	2021	(c)
The Shops at Fallen Timbers	Maumee, OH	Retail	—	2,100	1,135	—	2,100	1,135	3,235	65	2021	(c)
The Shops at Montebello	Montebello, CA	Retail	—	12,086	944	—	12,086	944	13,030	63	2021	(c)
The Shops at Stone Park	Houston, TX	Retail	—	2,400	2,605	—	2,400	2,605	5,005	132	2021	(c)
The Streets at Southpoint	Durham, NC	Retail	—	3,250	943	—	3,250	943	4,193	59	2021	(c)
Town Center at Aurora	Aurora, CO	Retail	—	3,200	5,865	—	3,200	5,865	9,065	334	2021	(c)
Twelve Oaks Mall	Novi, MI	Retail	—	1,900	4,267	—	1,900	4,267	6,167	246	2021	(c)
Valle Vista Mall	Harlingen, TX	Retail	—	1,900	777	—	1,900	777	2,677	50	2021	(c)
Valley Plaza	Bakersfield, CA	Retail	—	—	7,069	—	—	7,069	7,069	400	2021	(c)
Victoria Gardens	Rancho Cucamonga, CA	Retail	—	2,050	8,437	—	2,050	8,437	10,487	437	2021	(c)
Waterside Marketplace	Chesterfield Townshp, MI	Retail	—	700	3,982	—	700	3,982	4,682	201	2021	(c)
Waxahachie Towne Center Crossing	Waxahachie, TX	Retail	—	1,150	2,706	—	1,150	2,706	3,856	138	2021	(c)
West Grand Promenade	Katy, TX	Retail	—	3,650	1,606	—	3,650	1,606	5,256	90	2021	(c)
Westfarms Mall	Farmington, CT	Retail	—	—	6,041	—	—	6,041	6,041	302	2021	(c)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(dollar amounts in thousands)

				Initial Cost			Gross Amount Carried at Close of Period (2)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Westfield Brandon	Brandon, FL	Retail	—	4,300	3,950	—	4,300	3,950	8,250	228	2021	(c)
Westfield Broward	Plantation, FL	Retail	—	6,950	3,445	—	6,950	3,445	10,395	202	2021	(c)
Westfield Countryside	Clearwater, FL	Retail	—	5,200	1,223	—	5,200	1,223	6,423	80	2021	(c)
Westfield Galleria at Roseville	Roseville, CA	Retail	—	4,000	8,735	—	4,000	8,735	12,735	492	2021	(c)
Westfield North County	Escondido, CA	Retail	—	—	3,694	—	—	3,694	3,694	215	2021	(c)
Westfield Palm Desert	Palm Desert, CA	Retail	—	3,450	3,276	—	3,450	3,276	6,726	187	2021	(c)
Westfield Plaza Bonita	National City, CA	Retail	—	5,650	4,705	—	5,650	4,705	10,355	270	2021	(c)
Westfield Santa Anita	Arcadia, CA	Retail	—	—	2,591	—	—	2,591	2,591	159	2021	(c)
Westfield Southcenter	Tukwila, WA	Retail	—	—	14,616	—	—	14,616	14,616	762	2021	(c)
Westmoreland Mall	Greensburg, PA	Retail	—	800	6,713	—	800	6,713	7,513	378	2021	(c)
White Marsh Mall	Baltimore, MD	Retail	—	6,100	2,580	—	6,100	2,580	8,680	152	2021	(c)
Wolfchase Galleria	Memphis, TN	Retail	—	2,150	2,101	—	2,150	2,101	4,251	127	2021	(c)
Woodbridge Center	Woodbridge, NJ	Retail	—	10,655	1,094	—	10,655	1,094	11,749	73	2021	(c)
Yuma Palms Regional Center	Yuma, AZ	Retail	—	1,650	5,764	—	1,650	5,764	7,414	279	2021	(c)
Total properties			$—	$422,114	$497,434	$89	$422,114	$497,523	$919,637	$27,742

(a) We have prepared Schedule III – Real Estate and Accumulated Depreciation (“Schedule III”) omitting certain of the required information articulated in Securities and Exchange Commission Rule 12-28 in Regulation S-X. Rule 12-28 requires property specific information for the date of construction; these disclosures have been omitted from Schedule III. We are unable to provide this disclosure as many of the Properties were constructed prior to when Old Copper’s fixed asset accounting software was implemented, and thus we do not have the requisite historical records readily available.
(b) The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $920 million.
(c) Depreciation is computed based on the following estimated useful lives: Buildings and Improvements 19-43 years

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(dollar amounts in thousands)
Reconciliation of investment properties:

Balance at beginning of period	$1,045,051
Provision for impairment of investment properties	—
Sales of investment properties	(125,503)
Assets associated with investments held for sale	—
Costs capitalized subsequent to acquisition	$89
Balance at December 31, 2021	$919,637

Reconciliation of accumulated depreciation:

Balance at beginning of period	$14,808
Depreciation expense	15,465
Sales of investment properties	(2,531)
Accumulated depreciation associated with investments held for sale	—
Balance at December 31, 2021	$27,742

b. Exhibits

Exhibit No.	Description
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
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	March 7, 2023

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	March 7, 2023