Form 10-K/A
period 2022-12-31
Copper Property CTL Pass Through Trust
filed 2023-05-02
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Index to Exhibits begins on page 4.

Auditor Firm Id:     PCAOB ID 238    Auditor Name: PricewaterhouseCoopers LLP    Auditor Location: Chicago, Illinois

Explanatory Note

This Amendment No. 1 to the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022 of Copper Property CTL Pass Through Trust is filed for the sole purpose of amending Item 15 of Part IV to include the consolidated financial statements of Penney Intermediate Holdings LLC (collectively with its parent, Copper Retail JV LLC, "New JCP"), which were not available at the time the combined Annual Report on Form 10-K was initially filed. At December 31, 2022, our Properties leased to New JCP constituted more than 20% of our assets and these properties were leased to New JCP under long-term, triple-net leases that transfer substantially all operating costs to New JCP and New JCP’s financial statements may thus be material to investors. The audited financial statements of New JCP as of January 28, 2023 and January 29, 2022, and for the years ended January 28, 2023 and January 29, 2022 are attached to this report as Exhibit 99.1. These financial statements were provided to us by New JCP, and Copper Property CTL Pass Through Trust did not participate in their preparation or review.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.The financial statements and financial statement schedules for Copper Property CTL Pass Through Trust were previously listed in and included with the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 7, 2023.
i.The audited financial statements of New JCP as of January 28, 2023 and January 29, 2022, and for the years ended January 28, 2023 and January 29, 2022 are attached as Exhibit 99.1 hereto.
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

10.1*	Management Agreement, dated as of January 30, 2021, between Copper Property CTL Pass Through Trust and Hilco JCP LLC (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form 10 filed with the Commission on February 5, 2021 (File No. 000-56236)).
10.2*	Amendment No. 1 to Management Agreement, dated as of June 11, 2021, between Copper Property CTL Pass Through Trust and Hilco JCP, LLC (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on June 11, 2021 (File No. 000-56236)).
21.1*	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 of the Company's Registration Statement on Form 10 filed with the Commission on February 5, 2021 (File No. 000-56236).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
99.1**	Consolidated Financial Statements of Penney Intermediate Holdings LLC as of January 28, 2023 and January 29, 2022, and for the years ended January 28, 2023 and January 29, 2022.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).
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
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	May 2, 2023

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	May 2, 2023