Form 10-Q
period 2023-03-31
Copper Property CTL Pass Through Trust
filed 2023-05-08
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands except certificate amounts)

	As of March 31, 2023	As of December 31, 2022
Assets
Investment properties:
Land and improvements	$415,764	$422,114
Building and other improvements	496,222	497,523
	911,986	919,637
Less: accumulated depreciation	(31,269)	(27,742)
Net investment properties	880,717	891,895
Cash and cash equivalents	41,564	48,922
Accounts receivable	41,723	42,685
Lease intangible assets, net	224,712	228,529
Right-of-use lease assets, net	86,627	87,086
Other assets, net	1,346	831
Total assets	$1,276,689	$1,299,948

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$1,383	$1,061
Lease intangible liabilities, net	98,480	101,920
Lease liabilities	37,700	37,676
Other liabilities	8,578	8,628
Total liabilities	146,141	149,285

Commitments and contingencies (Note 5)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of March 31, 2022 and December 31, 2022	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(821,572)	(801,457)
Total equity	1,130,548	1,150,663
Total liabilities and equity	$1,276,689	$1,299,948

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenues:
Lease income	$25,524	$27,706

Expenses:
Operating expenses	3,312	3,273
Depreciation and amortization	4,830	5,336
General and administrative expenses	1,839	2,558
Total expenses	9,981	11,167

Other income:
Gain on sales of investment properties, net	828	3,651
Other income	786	238
Total other income	1,614	3,889

Net income	$17,157	$20,428

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.23	$0.27
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Three Months Ended March 31, 2022	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2022	75,000,000	$1,952,120	$(64,750)	$1,887,370
Net income		—	20,428	20,428
Distributions paid to Certificateholders ($8.45 per certificate)		—	(633,508)	(633,508)
Balance as of March 31, 2022	75,000,000	$1,952,120	$(677,830)	$1,274,290

Three Months Ended March 31, 2023	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2023	75,000,000	$1,952,120	$(801,457)	$1,150,663
Net income		—	17,157	17,157
Distributions paid to Certificateholders ($0.50 per certificate)		—	(37,272)	(37,272)
Balance as of March 31, 2023	75,000,000	$1,952,120	$(821,572)	$1,130,548

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash flows from operating activities:
Net income	$17,157	$20,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,830	5,336
Gain on sales of investment of properties, net	(828)	(3,651)
Amortization of above/below market leases, net	551	332
Changes in assets and liabilities:
Changes in accounts receivable	782	688
Changes in other assets	(569)	(3,726)
Changes in right-of-use lease assets	459	522
Changes in accounts payable and accrued expenses	361	(525)
Changes in lease liabilities	24	29
Changes in other liabilities	(49)	(65)
Net cash provided by operating activities	22,718	19,368

Cash flows from investing activities:
Proceeds from sales of investment properties	7,196	20,961
Net cash provided by investing activities	7,196	20,961

Cash flows from financing activities:
Distributions paid to Certificateholders	(37,272)	(633,508)
Net cash used in financing activities	(37,272)	(633,508)

Net increase (decrease) in cash and cash equivalents	(7,358)	(593,179)
Cash and cash equivalents, at beginning of period	48,922	627,522
Cash and cash equivalents, at end of period	$41,564	$34,343

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

As of March 31, 2023, the real estate portfolio consists of 132 Retail Properties, of which 21 are encumbered by ground leases, in the United States (the "U.S.") across 36 states and Puerto Rico, and comprising 17.5 million square feet of leasable space.
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

The Trustee performs trust administration duties, including treasury management and certificate administration. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly. The Trust incurred trustee fees of $25 for the three months ended March 31, 2023 and three months ended March 31, 2022, which are included in “General and administrative expenses” on the accompanying consolidated statements of operations.

On December 30, 2021, the Trust amended the Trust Agreement, without the consent of its Certificateholders (as provided in the Trust Agreement), to permit the Trust to invest moneys held by the Trust instead of holding them in non-interest bearing accounts. The Trust has adopted a policy to maintain its cash equivalents in a government money market fund administered by a major bulge bracket investment banking firm which invests its assets only in (i) cash and (ii) securities issued or guaranteed by the United States or certain U.S. government agencies and having a weighted average life and weighted average maturity of no more than 120 days and 60 days, respectively. Each of these government money market funds is managed to maintain a stable net asset value, thereby eliminating principal risk.

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

The Trust incurred Base Fees of $1,475 for the three months ended March 31, 2023 and $1,591 for the three months ended March 31, 2022, which are included in “Operating expenses” on the accompanying consolidated statements of operations of which $491 and $530 as of March 31, 2023 and March 31, 2022, respectively, were included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets. The Trust incurred Asset Management Fees of $15 for the three months ended March 31, 2023 and $143 for the three months ended March 31, 2022, which are included in “Gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

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

The accompanying consolidated financial statements include the quarterly periods ended March 31, 2023 and March 31, 2022 (the “Reporting Periods”). These consolidated financial statements should be read in conjunction with the Trust's audited Annual Report on Form 10-K for the year ended December 31, 2022 (the “10-K”), as certain

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 that would duplicate those included in the 10-K are not included in these consolidated financial statements.

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
To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value. For the three months ended March 31, 2023 and 2022, no impairment charge was recorded.
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
As of March 31, 2023 and December 31, 2022, there were no properties classified as held for sale.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Cash and Cash Equivalents
The Trust maintains its cash and cash equivalents at major financial institutions. At March 31, 2023 and December 31, 2022, cash equivalents consisted of investments in money market instruments. Cash and cash equivalents totaled $41,564 and $48,922 as of March 31, 2023 and December 31, 2022, respectively. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Trust periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is remote. While the Trust does not have any accounts with any recently failed financial institution, nor has it experienced any losses to date on its cash and cash equivalents held in bank accounts, there is no assurance that financial institutions in which we hold our cash and cash equivalents will not fail, in which case we may be subject to a risk of loss or delay in accessing all or a portion of our funds exceeding the FDIC insurance coverage, which could adversely impact our short-term liquidity, ability to operate our business, and financial performance.

Lease Income and Accounts Receivable
The Trust accounts for leases under the provisions of FASB ASC Topic 842. The Trust commenced recognition of lease income on its Master Leases (as discussed in Note 4) as of the Effective Date. In most cases, revenue recognition under a lease begins when the lessee takes possession or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. Lease income for leases that have fixed and measurable rent escalations, is recognized on a straight-line basis over the term of each lease. The difference between such lease income earned and the cash rent due under the provisions of a lease is recorded as straight-line rent receivable or payable and is included as a component of “Accounts receivable” in the accompanying consolidated balance sheets.
At lease commencement, the Trust estimated that collectibility was probable for the Master Leases due to the creditworthiness analysis performed. Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. The Trust will remove the cash basis designation and resume recording lease income from such tenant on an accrual basis when the Trust believes that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history. For the three months ended March 31, 2023 and March 31, 2022, lease income is accounted for on the accrual basis of accounting. As of March 31, 2023, lease payments of $8,518 were received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and will be recognized as lease income in April 2023. As of December 31, 2022, lease payments of $8,555 were received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and recognized as lease income in January 2023.
The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statement of operations. During the Reporting Periods, there was no uncollectible lease income.
Right-of-use Lease Assets and Lease Liabilities
The Trust was assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. As of March 31, 2023, the Trust held an interest as lessee of land under 21 non-cancellable ground leases. Rental expense associated with land that the Trust leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease. In accordance with the Master Lease, rental expense associated with land is paid directly by New JCP and is included in “Lease income” in the accompanying consolidated statements of operations (see Note 4).
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
The Trust records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. All tax returns remain subject to examination by federal and various state tax jurisdictions. As of March 31, 2023 and December 31, 2022, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.
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

(3) INVESTMENT PROPERTIES
As of March 31, 2023, the Trust's real estate portfolio consisted of 132 Retail Properties across 36 U.S. states and Puerto Rico.
The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of March 31, 2023:

	Period from April 1 to December 31, 2023	2024	2025	2026	2027	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$5,870	$7,827	$7,827	$7,827	$7,827	$101,748	$138,926
In-place lease intangibles (a)	3,625	4,833	4,833	4,833	4,833	62,829	85,786
Lease intangible assets, net (b)	$9,495	$12,660	$12,660	$12,660	$12,660	$164,577	$224,712

Below market lease intangibles (a)	$4,161	$5,548	$5,548	$5,548	$5,548	$72,127	$98,480
Lease intangible liabilities, net	$4,161	$5,548	$5,548	$5,548	$5,548	$72,127	$98,480

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
(b) Lease intangible assets, net and lease intangible liabilities, net are presented net of $27,430 and $12,021 of accumulated amortization, respectively, as of March 31, 2023. Lease intangible assets, net and lease intangible liabilities, net are presented net of $24,334 and $10,853 of accumulated amortization, respectively, as of December 31, 2022.

As of March 31, 2023 and December 31, 2022, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 17.8 years and 18.0 years, respectively.

For the three months ended March 31, 2023 and 2022, amortization expense pertaining to in-place lease intangibles was $1,214 and $1,350, respectively.

For the three months ended March 31, 2023 and 2022, amortization pertaining to above market lease intangibles of $1,957 and $2,000, respectively, was recorded as a reduction to “Lease income” in the accompanying consolidated statements of operations.

For the three months ended March 31, 2023 and 2022, amortization pertaining to below market lease intangibles of $1,406 and $1,668, respectively, was recorded as an increase to “Lease income” in the accompanying consolidated statements of operations.

Dispositions

The following table summarizes the disposition activity for the three months ended March 31, 2023:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/22/23	Temecula, CA	Retail	Fee Simple	125	$6,000	$5,869	$(496)
				125	$6,000	$5,869	$(496)
During the three months ended March 31, 2023, gain on sales of investment properties, net also includes $1,326 of additional sales proceeds less $2 of selling expenses from prior year dispositions, offsetting the loss from the disposition of the Temecula, California Retail Property. In December 2021, a Retail Property in Queens, New York was sold for aggregate sales proceeds, net of $38,785, of which $1,326 was held in escrow after closing. In March 2023, the amounts held in escrow were released to the Trust and included in gain on sales of investment properties, net.
The following table summarizes the disposition activity during the three months ended March 31, 2022:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
1/6/22	Culver City, CA	Retail	Fee Simple	204	$22,000	$20,961	$3,651
				204	$22,000	$20,961	$3,651
The dispositions completed during the three months ended March 31, 2023 and 2022 did not qualify for discontinued operations treatment and are not considered individually significant.
Investment Properties Held for Sale

No Retail Properties were classified as held for sale as of March 31, 2023 or December 31, 2022.

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
The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by New JCP and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by New JCP are not included in the accompanying consolidated statement of operations, except for ground lease payments made by New JCP, since recording cash payments made by New JCP is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by New JCP of $1,012 and $1,004 for the three months ended March 31, 2023 and 2022, respectively, were paid directly to the ground lessor by New JCP and were included in “Lease income” in the accompanying consolidated statements of operations.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by New JCP to the Trust in accordance with the terms of the Master Lease, and are presented net of reimbursement from New JCP on the consolidated statements of operations. During the three months ended March 31, 2023 and 2022, the Trust incurred sales and use taxes of $187, which were fully reimbursed by New JCP as of the end of each corresponding Reporting Period.
From time to time the Trust may have leasing activity with replacement tenants other than New JCP, but has had none to date.
Lease income related to the Trust’s operating leases, is comprised of the following:

Lease income related to fixed lease payments	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Contractual base rent	$25,653	$27,671
Straight-line rental income, net (a)	(590)	(637)
Lease income related to variable lease payments
Ground lease reimbursement income (b)	1,012	1,004
Other
Amortization of above and below market lease intangibles (c)	(551)	(332)
Lease income	$25,524	$27,706
(a)Represents the impact of straight-line rent (contractual rent exceeds straight line rent).
(b)Ground lease reimbursement income consists of lease payments due from the tenant for land leased under non-cancellable operating leases.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(c)Represents above and below market lease amortization recognized straight line over the lease term.

As of March 31, 2023, undiscounted lease payments to be received under operating leases, for the next five years and thereafter are as follows:

Lease Payments
Period from April 1 to December 31, 2023	$76,666
2024	102,222
2025	102,222
2026	102,222
2027	102,222
Thereafter	1,328,885
Total	$1,814,439
The weighted average remaining lease terms range was approximately 17.8 years as of March 31, 2023.
Leases as Lessee
The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised. All options terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease.
Ground lease rent expense was $1,495 for the three months ended March 31, 2023 and $1,555 from three months ended March 31, 2022, which is included within “Operating expenses” in the accompanying consolidated statements of operations. For the three months ended March 31, 2023, ground lease rent expense includes interest expense of $1,036, amortization pertaining to right-of-use assets of $254, amortization pertaining to above market ground lease intangibles of $(160) and amortization pertaining to below market ground lease intangibles of $365. For the three months ended March 31, 2022, ground lease rent expense includes interest expense of $1,033, amortization pertaining to right-of-use assets of $257, amortization pertaining to above market ground lease intangibles of $(160) and amortization pertaining to below market ground lease intangibles of $425. There were no cash payments for ground lease rent expense as these payments are made by the tenant.

As of March 31, 2023, undiscounted future rental obligations to be paid under the long-term ground leases by New JCP under the terms of the Master Lease on behalf of the Trust, including fixed rental increases, for the next five years and thereafter, are as follows:

Lease Obligations
Period from April 1 to December 31, 2023	$3,050
2024	4,124
2025	4,116
2026	4,138
2027	4,197
Thereafter	220,159
Less imputed interest	(202,084)
Lease liabilities as of March 31, 2023	$37,700
The Trust’s long-term ground leases had a weighted average remaining lease term of 44.1 years and a weighted average discount rate of 11.0% as of March 31, 2023.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(5) COMMITMENTS AND CONTINGENCIES
Master Leases
Landlord Option Properties: On the Effective Date, the Retail Master Lease provides the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice. This option is (for the Trust, but not for future landlords) limited to eight Retail Properties in any lease year. During 2022, the Trust sold nine Retail Properties with a landlord termination option, and during 2021, the Trust sold seven Retail Properties and all six Warehouses with landlord termination options. As of March 31, 2023, there were seven remaining Retail Properties with landlord termination options.
Tenant Option Properties: On the Effective Date, the Retail Master Lease provided New JCP an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties. This option is limited to no more than five Properties in any lease year. During 2022, the Trust sold one Retail Property with a tenant termination option, and during 2021, the Trust sold four Retail Properties with tenant termination options. During the three months ended March 31, 2023, no Retail Properties with tenant termination options were sold. As of March 31, 2023, there was one remaining Retail Property with a tenant termination option.
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
Tenant Purchase Rights: On the Effective Date, the Master Leases contained preferential offer rights in favor of New JCP with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable New JCP, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified minimum price related to the preferential purchase price. Eighteen of these Retail Properties, of which three were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold as of March 31, 2023.

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
Significant Risks and Uncertainties
Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, rising interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose increasing risks to the Company and the U.S. economy. The ongoing and potential future impacts of the war between Russia and Ukraine is also contributing to economic and geopolitical uncertainty. While we did not incur any disruptions to our lease income and occupancy during the three months ended March 31, 2023 as a result of these adverse political and economic conditions, credit markets or other events, we continue to closely monitor the impact of these factors as they may have a negative impact on our or New JCP’s business.

Concentration of Credit Risk

As of March 31, 2023, all of the Properties were leased to New JCP, and all of the Trust’s lease income was derived from the Master Leases (see Note 4). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of New JCP and New JCP provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on New JCP’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

As of March 31, 2023, the Trust's properties are located across 36 U.S. states and Puerto Rico. For the three months ended March 31, 2023, the Trust's lease income was concentrated in two states as follows: California 19.0% and Texas 13.5%. For the three months ended March 31, 2022, the Trust's lease income was concentrated in two states as follows: California 18.6% and Texas 13.6%.

Litigation
From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. There are no current matters that are expected to have a material effect on the Trust’s consolidated financial statements.

(6) SUBSEQUENT EVENTS

Subsequent to March 31, 2023, we paid monthly distributions to Certificateholders of $15,310 or $0.20 per certificate in April 2023. On May 5, 2023, we announced a distribution of $7,529 or $0.10 per certificate to be paid on May 10, 2023 to Certificateholders.

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
•composition of members of our executive officers;
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

For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.
COVID-19 Pandemic and Economic Conditions
Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, rising interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose increasing risks to the Company and the U.S. economy. The ongoing and potential future impacts of the war between Russia and Ukraine is also contributing to economic and geopolitical uncertainty. While we did not incur any disruptions to our lease income and occupancy during the three months ended March 31, 2023 as a result of these adverse political and economic conditions, credit markets or other events, any of these events could materially adversely impact the Trust or New JCP's business. The Trust continues to closely monitor economic, financial and social conditions, including the effects of the COVID-19 pandemic.

Executive Summary
Copper Property CTL Pass Through Trust exists for the sole purpose of collecting, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of March 31, 2023, we owned 132 retail operating properties, 21 of which are encumbered by ground leases, across 36 U.S. states and Puerto Rico representing 17,466 square feet of leasable space. The number of retail operating properties decreased to 132 as of March 31, 2023 from 133 as of December 31, 2022 as a result of one disposition during the three months ended March 31, 2023.

The following table summarizes our portfolio as of March 31, 2023:

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for Three Months Ended March 31, 2023		Lease income as % of total	Lease income for Three Months Ended March 31, 2022		Lease income as % of total
CA	17	4	21	3,103	$4,729		18.6%	$4,729		18.6%
TX	18	4	22	2,246	3,445		13.6%	3,445		13.6%
FL	8	1	9	1,292	2,129		8.4%	2,129		8.4%
NJ	5	0	5	883	1,263		5.0%	1,263		5.0%
WA	3	1	4	666	1,133		4.5%	1,133		4.5%
NY	1	2	3	470	1,078		4.2%	1,078		4.2%
IL	5	0	5	845	1,018		4.0%	1,018		4.0%
NV	2	1	3	438	855		3.4%	855		3.4%
AZ	4	0	4	493	849		3.3%	849		3.3%
MI	6	0	6	863	848		3.3%	848		3.3%
OH	5	0	5	645	764		3.0%	764		3.0%
PA	4	0	4	555	731		2.9%	731		2.9%
CO	2	1	3	362	525		2.1%	525		2.1%
KY	1	1	2	251	461		1.8%	461		1.8%
NM	2	0	2	266	458		1.8%	458		1.8%
Other	28	6	34	4,088	5,123		20.1%	5,115		20.1%

Total Retail	111	21	132	17,466	$25,409	(a)	100%	$25,401	(a)	100%

(a) Lease income consists of base rent of $25,555, straight-line rental income of $(588), amortization of above and below market lease amortization of (570), and ground lease reimbursement income of $1,012 for the three months ended March 31, 2023 and base rent of $25,555, straight-line rental income of $(588), amortization of above and below market lease amortization of $(570), and ground lease reimbursement income of $1,004 for the three months ended March 31, 2022.

Company Highlights — Three Months Ended March 31, 2023
Acquisitions
We had no acquisition activity during the three months ended March 31, 2023 and 2022.

Dispositions

The following table summarizes the disposition activity during the three months ended March 31, 2023:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
3/22/23	Temecula, CA	Retail	Fee Simple	125	$6,000	$5,869	$(496)
				125	$6,000	$5,869	$(496)

During the three months ended March 31, 2023, gain on sales of investment properties also includes $1,326 of additional sales proceeds less $2 of selling expenses from prior year dispositions, offsetting the loss from the disposition of Temecula, California. In December 2021, a Retail Property in Queens, New York was sold for aggregate sales proceeds, net of $38,785, of which $1,326 was held in escrow after closing. In March 2023, the amounts held in escrow were released to the Trust and included in gain on sales of investment properties, net.
The following table summarizes the disposition activity during the three months ended March 31, 2022:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
1/6/22	Culver City, CA	Retail	Fee Simple	204	$22,000	$20,961	$3,651
				204	$22,000	$20,961	$3,651
Leasing Activity

There was no leasing activity during the three months ended March 31, 2023 and 2022.

Capital Markets
There was no capital markets activity during the three months ended March 31, 2023 and 2022.

Distributions
We paid distributions to the Certificateholders of $37,272 or $0.50 per certificate during the three months ended March 31, 2023, and $633,508 or $8.45 per certificate during the three months ended March 31, 2022.

Results of Operations
Net income attributable to Certificateholders was $17,157 or $0.23 per Certificate for the three months ended March 31, 2023, as compared to $20,428 or $0.27 per Certificate for the three months ended March 31, 2022.
The following describes the changes on the Trust’s consolidated statements of operations that resulted in the decrease in net income attributable to the Certificateholders during the three months ended March 31, 2023, as compared to the corresponding period in 2022:

Lease income - The decrease in lease income from $27,706 to $25,524 for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, is due to the disposition of 14 Retail Properties between March 31, 2022 and March 31, 2023.

Depreciation and amortization - The decrease in depreciation and amortization from $5,336 to $4,830 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is due to the disposition of 14 Retail Properties between March 31, 2022 and March 31, 2023.

Gain on sales of investment properties, net - For the three months ended March 31, 2023, the gain on sales of investment properties, net of $828 includes a loss on sale of $496 from the disposition of one property during the period, which is offset by $1,324 of income, net from dispositions that occurred in 2021 and 2022. During the three months ended March 31, 2022, the gain on sales of investment properties, net of $3,651 was due to the disposition of one property.

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

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net income	$17,157	$20,428
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	4,830	5,336
Gain on sales of investment properties, net	(828)	(3,651)
Straight-line rental income, net	590	637
Amortization of above and below market lease intangibles, net	551	332
Interest income	(266)	(5)
Non-cash ground rent expense, net	1,495	1,555
Non-cash ground lease reimbursement income	(1,012)	(1,004)
NOI	$22,517	23,628
The decrease in NOI of $1,111 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is primarily due to the decrease in base rent from the sale of 14 Retail Properties between March 31, 2022 and March 31, 2023.

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
The following table presents a reconciliation of net income to FFO and Operating FFO:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net income	$17,157	$20,428
Depreciation and amortization of real estate	4,830	5,336
Gain on sales of investment properties, net	(828)	(3,651)
FFO	$21,159	$22,113

FFO per certificate outstanding – basic and diluted	$0.28	$0.29

FFO	$21,159	$22,113
Dead deal costs	19	111
Operating FFO	$21,178	$22,224

Operating FFO per certificate outstanding – basic and diluted	$0.28	$0.30
The decrease in FFO of $954 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 is primarily due to the decrease of lease income of $2,182 due to the sale of 14 Retail Properties between March 31, 2022 and March 31, 2023.
The decrease in Operating FFO of $1,046 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 is primarily due to the decrease of lease income of $2,182 due to the sale of 14 Retail Properties between March 31, 2022 and March 31, 2023.

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
The Trust has adopted a policy to maintain its cash equivalents in a government money market fund administered by a major bulge bracket investment banking firm which invests its assets only in (i) cash and (ii) securities issued or guaranteed by the United States or certain U.S. government agencies and having a weighted average life and weighted average maturity of no more than 120 days and 60 days, respectively. Each of these government money market funds is managed to maintain a stable net asset value, thereby eliminating principal risk.
We had no indebtedness as of March 31, 2023 and December 31, 2022.

Debt Maturities
We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of March 31, 2023 and December 31, 2022.
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
We paid distributions to the Certificateholders of $37,272 or $0.50 per certificate during the three months ended March 31, 2023, and $633,508 or $8.45 per certificate for the three months ended March 31, 2022.

Dispositions
Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the three months ended March 31, 2023 and March 31, 2022, included in the amount we paid to Certificateholders was $15,357 and $615,977, respectively, of aggregate net sales proceeds.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the Tenant under the Master Leases and should otherwise be met with cash flows from operations.

Summary of Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net cash provided by operating activities	$22,718	$19,368
Net cash provided by investing activities	7,196	20,961
Net cash used in financing activities	(37,272)	(633,508)
Change in cash, cash equivalents and restricted cash	(7,358)	(593,179)
Cash, cash equivalents and restricted cash, at beginning of period	48,922	627,522
Cash, cash equivalents and restricted cash, at end of period	$41,564	$34,343
Cash Flows from Operating and Investing Activities
Net cash provided by operating activities for the three months ended March 31, 2023 was $22,718, as compared to $19,368 for the three months ended March 31, 2022. The increase of $3,350 is primarily due to changes in accounts payable and accrued expenses due to timing of payments resulting in an $886 increase, changes in other assets primarily due to a reduction in insurance premium resulting in an $3,157 increase, but offset by decreases in lease income and depreciation and amortization due to the sale of 14 Retail Properties between March 31, 2022 and March 31, 2023.

Cash flows provided by investing activities for the three months ended March 31, 2023 were $7,196, as compared to $20,961 for the three months ended March 31, 2022. Investing activities solely consists of proceeds from sales of investment properties, and the decrease in net cash provided by investing activities from the three months ended March 31,2023 to the three months ended March 31, 2022 is due to disposition activity in each Reporting Period.
During the three months ended March 31, 2023, total net cash provided by operating and investing activities was $29,914, however $37,272 was distributed to Certificateholders in 2023, of which $22,944 were distributions of cash flows from operating and investing activities received during December 2022.

Management believes that cash flows from operations and sales of investment properties and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2023 was $37,272, as compared to $633,508 for the comparable period in 2022. Financing activities for both Reporting Periods consisted of distributions paid to Certificateholders.

Contractual Obligations
As of March 31, 2023, we have 21 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of March 31, 2023:

Payments due by period
Period from April 1 to December 31, 2023	$3,050
2024	4,124
2025	4,116
2026	4,138
2027	4,197
Thereafter	220,159
Less imputed interest	(202,084)
Total	$37,700

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our 2022 Annual Report on 10-K contains a description of our critical accounting policies, including those relating to the acquisition of the Properties and impairment of long-lived assets. For the three months ended March 31, 2023, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements
None

Subsequent Events
Subsequent to March 31, 2023, we paid monthly distributions to Certificateholders of $15,310 or $0.20 per certificate in April 2023. On May 5, 2023, we announced a distribution of $7,529 or $0.10 per certificate to be paid on May 10, 2023 to Certificateholders.

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

As of March 31, 2023, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2023.

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
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	May 8, 2023

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	May 8, 2023