Form 10-K/A
period 2022-12-31
Copper Property CTL Pass Through Trust
filed 2023-07-28
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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

Auditor Firm Id:     PCAOB ID 238    Auditor Name: PricewaterhouseCoopers LLP    Auditor Location: Chicago, Illinois

Explanatory Note

Copper Property CTL Pass Through Trust (the “Company”) is filing this Amendment No. 2 (the “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2023, as amended by Amendment No. 1 filed with the SEC on May 2, 2023, (as amended, the “Original 10-K”) for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-K.

The Company is filing revised exhibits solely to include in the certifications set forth in the Exhibits the language added to the introductory portion of paragraph 4 and the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. The Amendment does not reflect events occurring after the date of the filing of the Original 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-K. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

b. Exhibits
The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment to the Original 10-K.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
104	Cover Page Interactive Data File (formatted as inline XBRL).

*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	July 28, 2023

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	July 28, 2023