Form 10-Q
period 2023-06-30
Copper Property CTL Pass Through Trust
filed 2023-08-07
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands except certificate amounts)

	As of June 30, 2023	As of December 31, 2022
Assets
Investment properties:
Land and improvements	$415,764	$422,114
Building and other improvements	496,222	497,523
	911,986	919,637
Less: accumulated depreciation	(34,878)	(27,742)
Net investment properties	877,108	891,895
Cash and cash equivalents	33,942	48,922
Accounts receivable	41,167	42,685
Lease intangible assets, net	221,547	228,529
Right-of-use lease assets, net	86,168	87,086
Other assets, net	1,165	831
Total assets	$1,261,097	$1,299,948

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$1,167	$1,061
Lease intangible liabilities, net	97,093	101,920
Lease liabilities	37,734	37,676
Other liabilities	8,642	8,628
Total liabilities	144,636	149,285

Commitments and contingencies (Note 5)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(835,659)	(801,457)
Total equity	1,116,461	1,150,663
Total liabilities and equity	$1,261,097	$1,299,948

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Lease income	$25,402	$27,690	$50,926	$55,396

Expenses:
Operating expenses	3,284	3,711	6,597	6,983
Depreciation and amortization	4,817	5,336	9,647	10,671
General and administrative expenses	753	2,068	2,592	4,626
Total expenses	8,854	11,115	18,836	22,280

Other income:
Gain on sales of investment properties, net	—	—	828	3,651
Other income	283	16	1,069	254
Total other income	283	16	1,897	3,905

Net income	$16,831	$16,591	$33,987	$37,021

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.22	$0.22	$0.45	$0.49
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Three Months Ended June 30, 2022	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings		Total Equity
Balance as of April 1, 2022	75,000,000	$1,952,120	$(677,830)		$1,274,290
Net income		—	16,591		16,591
Distributions paid to Certificateholders ($0.35 per certificate)		—	(26,141)		(26,141)
Balance as of June 30, 2022	75,000,000	$1,952,120	$(687,380)		$1,264,740

Three Months Ended June 30, 2023	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings		Total Equity
Balance as of April 1, 2023	75,000,000	$1,952,120	$(821,572)		$1,130,548
Net income		—	16,831		16,831
Distributions paid to Certificateholders ($0.41 per certificate)		—	(30,918)		(30,918)
Balance as of June 30, 2023	75,000,000	$1,952,120	$(835,659)		$1,116,461

Six Months Ended June 30, 2022	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings		Total Equity
Balance as of January 1, 2022	75,000,000	$1,952,120	$(64,750)		$1,887,370
Net income		—	37,021	R	37,021
Distributions paid to Certificateholders ($8.80 per certificate)		—	(659,651)		(659,651)
Balance as of June 30, 2022	75,000,000	$1,952,120	$(687,380)		$1,264,740

Six Months Ended June 30, 2023	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings		Total Equity
Balance as of January 1, 2023	75,000,000	$1,952,120	$(801,457)		$1,150,663
Net income		—	33,987	R	33,987
Distributions paid to Certificateholders ($0.91 per certificate)		—	(68,189)		(68,189)
Balance as of June 30, 2023	75,000,000	$1,952,120	$(835,659)		$1,116,461

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$33,987	$37,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,647	10,671
Amortization of above/below market leases, net	1,120	664
Gain on sales of investment of properties, net	(828)	(3,651)
Changes in assets and liabilities:
Changes in accounts receivable	1,338	1,321
Changes in other assets	(386)	(3,013)
Changes in right-of-use lease assets	917	1,043
Changes in accounts payable and accrued expenses	145	(572)
Changes in lease liabilities	58	59
Changes in other liabilities	15	1,938
Net cash provided by operating activities	46,013	45,481

Cash flows from investing activities:
Proceeds from sales of investment properties	7,196	20,961
Net cash provided by investing activities	7,196	20,961

Cash flows from financing activities:
Distributions paid to Certificateholders	(68,189)	(659,651)
Net cash used in financing activities	(68,189)	(659,651)

Net change in cash and cash equivalents	(14,980)	(593,209)
Cash and cash equivalents, at beginning of period	48,922	627,522
Cash and cash equivalents, at end of period	$33,942	$34,313

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

On the Effective Date, through separate wholly-owned property holding companies (the “PropCos”), the Trust acquired (as discussed below), 160 retail properties (the “Retail Properties”) and six distribution centers (the “Warehouses” and, together with the Retail Properties, the “Properties”), all of which were leased under two Master Leases (as discussed in Note 4) to one or more subsidiaries of Copper Retail JV LLC (“OpCo Purchaser”) (collectively with its subsidiaries, “Penney Intermediate Holdings LLC”), an entity formed by and under the joint control of Simon Property Group, L.P. and Brookfield Asset Management Inc. During 2021, the Trust sold all six Warehouses.

The Trust’s operations consist solely of (i) owning the Properties and interests as lessee of land under non-cancellable ground leases, (ii) leasing the Properties under the terms of the Retail Master Lease (as defined below) to Penney Intermediate Holdings LLC as the sole tenant and (iii) subject to market conditions and the conditions set forth in the Trust Agreement, selling the Properties to third-party purchasers through the PropCos.

As of June 30, 2023, the real estate portfolio consists of 132 Retail Properties, of which 21 are encumbered by ground leases, in the United States (the "U.S.") across 36 states and Puerto Rico, and comprising 17.5 million square feet of leasable space.
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

As a result, as of the Effective Date, the Trust owned, through the PropCos, 160 Retail Properties and six Warehouses, all of which were leased to one or more subsidiaries of Penney Intermediate Holdings LLC under two Master Leases. In connection with the foregoing, certain of the Debtors' lenders received their pro-rata portion of the equity interest in the Trust, as evidenced by the Trust Certificates (as defined below). The aggregate credit bid was not an indicator of the fair value of the assets and liabilities of the Trust as of the Effective Date, and it does not represent the full extent of debt that was owed to the creditor group.

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

The Trustee performs trust administration duties, including treasury management and certificate administration and trustee fees, which are included in “General and administrative expenses” on the accompanying consolidated statements of operations. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly. For the three and six months ended June 30, 2023, the Trust incurred trustee fees of $25 and $50, respectively. For the three and six months ended June 30, 2022, the Trust incurred trustee fees of $25 and $50, respectively.

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

The Trust incurred Base Fees of $1,469 and $1,590 for the three months ended June 30, 2023 and 2022, respectively, and $2,945 and $3,181 for the six months ended June 30, 2023 and 2022, respectively, which are included in “Operating expenses” on the accompanying consolidated statements of operations, of which $490 and $530 as of June 30, 2023 and June 30, 2022, respectively, were included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets. The Trust incurred Asset Management Fees of $0 for both the three months ended June 30, 2023 and 2022, and $15 and $143 for the six months ended June 30, 2023 and 2022, respectively, which are included in “Gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

On May 12, 2021, the Trust filed a preliminary proxy statement with the U.S. Securities and Exchange Commission ("SEC") pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, to solicit consent from Certificateholders to amend the Trust Agreement and Management Agreement. On June 11, 2021, following the expiration of the consent solicitation and upon receipt of the requisite approval from the Certificateholders, the Trust amended the Trust Agreement and the Management Agreement to effectuate the proposed amendments. As a result of the amendments, the Trust is now required to dispose of all Retail Properties by December 10, 2025.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC.
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

The accompanying consolidated financial statements include the quarterly periods ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022 (the “Reporting Periods”). These consolidated financial statements should be read in conjunction with the Trust's audited Annual Report on Form 10-K, as amended, for the year ended December 31, 2022 (the“10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

quarterly period ended June 30, 2023 that would duplicate those included in the 10-K are not included in these consolidated financial statements.

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
To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value. For the six months ended June 30, 2023 and 2022, no impairment charge was recorded.
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
As of June 30, 2023 and December 31, 2022, there were no properties classified as held for sale.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Cash and Cash Equivalents
The Trust maintains its cash and cash equivalents at major financial institutions. At June 30, 2023 and December 31, 2022, cash equivalents consisted of investments in money market instruments. Cash and cash equivalents totaled $33,942 and $48,922 as of June 30, 2023 and December 31, 2022, respectively. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Trust periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is remote. While the Trust did not have any accounts with any recently failed financial institution, nor has it experienced any losses to date on its cash and cash equivalents held in bank accounts, there is no assurance that financial institutions in which we hold our cash and cash equivalents will not fail, in which case we may be subject to a risk of loss or delay in accessing all or a portion of our funds exceeding the FDIC insurance coverage, which could adversely impact our short-term liquidity, ability to operate our business, and financial performance.

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
At lease commencement, the Trust estimated that collectibility was probable for the Master Leases due to the creditworthiness analysis performed. Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. The Trust will remove the cash basis designation and resume recording lease income from such tenant on an accrual basis when the Trust believes that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history. For the Reporting Periods, lease income is accounted for on the accrual basis of accounting. As of June 30, 2023, lease payments of $8,518 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and will be recognized as lease income in July 2023. As of December 31, 2022, lease payments of $8,555 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and were recognized as lease income in January 2023.
The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statement of operations. During the Reporting Periods, there was no uncollectible lease income.
Right-of-use Lease Assets and Lease Liabilities
The Trust was assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. As of June 30, 2023, the Trust held an interest as lessee of land under 21 non-cancellable ground leases. Rental expense associated with land that the Trust leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease. In accordance with the Master Lease, rental expense associated with land is paid directly by Penney Intermediate Holdings LLC and is included in “Lease income” in the accompanying consolidated statements of operations (see Note 4).
On the Effective Date, the Trust recognized right-of-use ("ROU") lease assets and lease liabilities for long-term ground leases. The lease liability is calculated by discounting future lease payments by the Trust’s incremental borrowing rate, which is determined through consideration of (i) the Trust’s entity-specific risk premium, (ii)

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

observable market interest rates and (iii) lease term. The ROU asset is initially measured as the same amount as the lease liability and presented net of the Trust’s existing straight-line ground rent liabilities and ground lease intangible liability. The lease liability is amortized based on changes in the value of discounted future lease payments and the ROU asset is amortized by the difference in the straight-line lease expense for the period and the change in value of the lease liability.
The Trust does not include option terms in its future lease payments where they are not reasonably certain to be exercised, however all option terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease. The Trust has elected not to separate lease and non-lease components for operating leases.
Income Taxes
The Trust is intended to qualify as a liquidating trust within the meaning of United States Treasury Regulation Section 301.7701-4(d) or, in the event it is not so treated, a partnership other than a partnership taxable as a corporation under Section 7704 of the Internal Revenue Code of 1986, as amended.
The Trust records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. All tax returns remain subject to examination by federal and various state tax jurisdictions. As of June 30, 2023 and December 31, 2022, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.
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

(3) INVESTMENT PROPERTIES
As of June 30, 2023, the Trust's real estate portfolio consisted of 132 Retail Properties across 36 U.S. states and Puerto Rico.
The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of June 30, 2023:

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Period from July 1 to December 31, 2023	2024	2025	2026	2027	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$3,913	$7,827	$7,827	$7,827	$7,827	$101,747	$136,968
In-place lease intangibles (a)	2,417	4,833	4,833	4,833	4,833	62,830	84,579
Lease intangible assets, net (b)	$6,330	$12,660	$12,660	$12,660	$12,660	$164,577	$221,547

Below market lease intangibles (a)	$2,774	$5,548	$5,548	$5,548	$5,548	$72,127	$97,093
Lease intangible liabilities, net (b)	$2,774	$5,548	$5,548	$5,548	$5,548	$72,127	$97,093

(a) Represents the portion of the leases in which the Trust is the lessor. The amortization of above market lease intangibles is recorded as a reduction to lease income, and the amortization of below market lease intangibles is recorded as an increase to lease income. The amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

(b) As of June 30, 2023, lease intangible assets, net and lease intangible liabilities, net are presented net of $30,595 and $13,408 of accumulated amortization, respectively. As of December 31, 2022, lease intangible assets, net and lease intangible liabilities, net are presented net of $24,334 and $10,853 of accumulated amortization, respectively.

As of June 30, 2023 and December 31, 2022, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 17.5 years and 18.0 years, respectively.

Amortization expense for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of:
In-place lease intangibles	$1,208	$1,350	$2,423	$2,700
Above market lease intangibles	$1,957	$2,000	$3,913	$4,000
Below market lease intangibles	$1,387	$1,668	$2,793	$3,336

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Dispositions

The following table summarizes the disposition activity for the six months ended June 30, 2023:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/22/23	Temecula, CA	Retail	Fee Simple	125	$6,000	$5,869	$(496)
				125	$6,000	$5,869	$(496)
In December 2021, a Retail Property in Queens, New York was sold for aggregate sales proceeds, net of $38,785, of which $1,326 was held in escrow after closing. In March 2023, the amounts held in escrow were released to the Trust and included in gain on sales of investment properties, net. During the six months ended June 30, 2023, net gain on sales of investment properties was $828, which includes a gain of $1,326 less $2 of selling expenses, from the release of escrow from the Retail Property in Queens, New York and a loss of $(496) from the disposition of the Retail Property in Temecula, California.
The following table summarizes the disposition activity during the six months ended June 30, 2022:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
1/6/22	Culver City, CA	Retail	Fee Simple	204	$22,000	$20,961	$3,651
				204	$22,000	$20,961	$3,651
The dispositions completed during the six months ended June 30, 2023 and 2022 did not qualify for discontinued operations treatment and are not considered individually significant.
Investment Properties Held for Sale

No Retail Properties were classified as held for sale as of June 30, 2023 or December 31, 2022.

(4) LEASES
Leases as Lessor
The Retail Properties are leased pursuant to a single retail master lease (as amended, modified or supplemented from time to time, the “Retail Master Lease”) and the Warehouses were leased pursuant to a single distribution center master lease (as amended, modified or supplemented from time to time, the “DC Master Lease”; together with the Retail Master Lease, the “Master Leases” and individually, each a “Master Lease”). On the Effective Date, Penney Intermediate Holdings LLC assigned all of its right, title and interest as lessor under the Master Leases to the applicable PropCo. Each of the Master Leases has an initial term of 20 years that commenced on December 7, 2020 and is classified as an operating lease. The Trust receives monthly base rent pursuant to the Master Leases, which was 50% abated through December 31, 2021 for each of the Retail Properties. At the beginning of the third lease year, base rent under the Retail Master Lease increases based on changes in the consumer price index (subject to a maximum 2% increase per year) and the increase is not included in fixed lease payments or the future undiscounted lease payments schedule. Upon the sale of the Warehouses in December 2021, the Trust assigned all of its right, title and interest as lessor in the DC Master Lease to the purchaser.
The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by Penney Intermediate Holdings LLC and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by Penney Intermediate Holdings LLC are not included in the accompanying consolidated statement of operations, except for ground lease payments made by Penney Intermediate Holdings LLC, since recording cash payments made by Penney Intermediate Holdings LLC is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by Penney Intermediate Holdings LLC of $2,016 and $2,007 for the six

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

months ended June 30, 2023 and 2022, respectively, were paid directly to the ground lessor by Penney Intermediate Holdings LLC and were included in “Lease income” in the accompanying consolidated statements of operations.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by Penney Intermediate Holdings LLC to the Trust in accordance with the terms of the Master Lease, and are presented net of reimbursement from Penney Intermediate Holdings LLC on the consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Trust remitted sales and use taxes of $373 and $340, which were fully reimbursed by Penney Intermediate Holdings LLC as of the end of each corresponding Reporting Period.
From time to time the Trust may have leasing activity with replacement tenants other than Penney Intermediate Holdings LLC, but has had none to date.
Lease income related to the Trust’s operating leases during the three and six months ended June 30, 2023 and 2022 is comprised of the following:

Lease income related to fixed lease payments	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual base rent	$25,555	$27,655	$51,209	$55,326
Straight-line rental income, net (a)	(588)	(636)	(1,179)	(1,273)
Lease income related to variable lease payments
Ground lease reimbursement income (b)	1,004	1,003	2,016	2,007
Other
Amortization of above and below market lease intangibles (c)	(569)	(332)	(1,120)	(664)
Lease income	$25,402	$27,690	$50,926	$55,396
(a)Represents the impact of straight-line rent (contractual rent exceeds straight line rent).
(b)Ground lease reimbursement income consists of lease payments due from the tenant for land leased under non-cancellable operating leases.
(c)Represents above and below market lease amortization recognized straight line over the lease term.

As of June 30, 2023, undiscounted lease payments to be received under operating leases, for the next five years and thereafter are as follows:

Lease Payments
Period from July 1 to December 31, 2023	$51,111
2024	102,222
2025	102,222
2026	102,222
2027	102,222
Thereafter	1,328,885
Total	$1,788,884
The weighted average remaining lease terms range was approximately 17.5 years as of June 30, 2023.
Leases as Lessee
The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised. All option terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease.
The components of ground lease rent expense, which are included within “Operating expenses” in the accompanying consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, were as follows:

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of:
Above market ground lease intangibles	$(160)	$(160)	$(320)	$(320)
Below market ground lease intangibles	365	424	730	849
Amortization of right-of-use assets	253	257	508	514
Interest expense	1,037	1,034	2,073	2,067
Ground lease rent expense	$1,495	$1,555	$2,991	$3,110

There were no cash payments for ground lease rent expense as these payments are made by the tenant.

As of June 30, 2023, undiscounted future rental obligations to be paid under the long-term ground leases by Penney Intermediate Holdings LLC under the terms of the Master Lease on behalf of the Trust, including fixed rental increases, for the next five years and thereafter, are as follows:

Lease Obligations
Period from July 1 to December 31, 2023	$2,046
2024	4,124
2025	4,116
2026	4,138
2027	4,197
Thereafter	220,159
Less imputed interest	(201,046)
Lease liabilities as of June 30, 2023	$37,734
The Trust’s long-term ground leases had a weighted average remaining lease term of 43.9 years and a weighted average discount rate of 11.0% as of June 30, 2023.

(5) COMMITMENTS AND CONTINGENCIES
Master Leases
Landlord Option Properties: On the Effective Date, the Retail Master Lease provides the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice. This option is limited (for the Trust, but not for future landlords) to eight Retail Properties in any lease year. As of December 31, 2022, the Trust had sold 16 Retail Properties with landlord termination options. During the six months ended June 30, 2023, no Retail Properties with landlord termination options were sold. As of June 30, 2023, there were seven remaining Retail Properties with landlord termination options.
Tenant Option Properties: On the Effective Date, the Retail Master Lease provided Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties. This option is limited to no more than five Properties in any lease year. As of December 31, 2022, the Trust had sold five Retail Properties with tenant termination options. During the six months ended June 30, 2023, no Retail Properties with tenant termination options were sold. As of June 30, 2023, there was one remaining Retail Property with a tenant termination option.
Substitution Options and Go Dark Rights: The Retail Master Lease provides Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease with respect to selected sub-performing properties upon replacement of such sub-performing properties with a qualified replacement property in accordance with the terms and conditions of the Retail Master Lease. Notwithstanding the foregoing, Penney Intermediate Holdings LLC shall only be entitled to exercise a substitution option (i) between the third and 15th anniversary of the commencement date of the Retail Master Lease and (ii) if the aggregate allocated base rent amounts for all Go Dark/Substitution Properties (as defined

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

in the Retail Master Lease) during the applicable period (as described in the Retail Master Lease) is less than or equal to 15% of the aggregate first year’s base rent. The Retail Master Lease also provides Penney Intermediate Holdings LLC with the limited right to “go dark” (i.e., cease operations) at one or more Retail Properties in certain limited circumstances as set forth in the Retail Master Lease; provided that such right does not relieve Penney Intermediate Holdings LLC of its obligation to make any rent payments that are due and owing. Penney Intermediate Holdings LLC has not ceased operations at any of the Retail Properties as of June 30, 2023.

Tenant Purchase Rights: On the Effective Date, the Master Leases contained preferential offer rights in favor of Penney Intermediate Holdings LLC with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable Penney Intermediate Holdings LLC, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified minimum price related to the preferential purchase price. Eighteen of these Retail Properties, of which three were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold as of June 30, 2023.

Lockout Periods: The Trust agreed not to deliver notice to Penney Intermediate Holdings LLC formally commencing the sales process at those Properties subject to the Tenant Purchase Rights prior to the dates specified in the applicable Master Lease for such Properties. All lockout periods with respect to the Tenant Purchase Rights for the 70 Retail Properties have expired.
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
Significant Risks and Uncertainties
Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, rising interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose increasing risks to the Company and the U.S. economy. The ongoing and potential future impacts of the war between Russia and Ukraine is also contributing to economic and geopolitical uncertainty. While we did not incur any disruptions to our lease income and occupancy during the six months ended June 30, 2023 as a result of these adverse political and economic conditions, credit markets or other events, we continue to closely monitor the impact of these factors as they may have a negative impact on our or Penney Intermediate Holdings LLC’s business.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Concentration of Credit Risk

As of June 30, 2023, all of the Properties were leased to Penney Intermediate Holdings LLC, and all of the Trust’s lease income was derived from the Master Leases (see Note 4). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of Penney Intermediate Holdings LLC and Penney Intermediate Holdings LLC provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on Penney Intermediate Holdings LLC’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

As of June 30, 2023, the Trust's properties are located across 36 U.S. states and Puerto Rico. For the six months ended June 30, 2023, the Trust's lease income was concentrated in two states as follows: California 18.8% and Texas 13.5%. For the six months ended June 30, 2022, the Trust's lease income was concentrated in two states as follows: California 18.5% and Texas 13.6%.

Litigation
From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. There are no current matters that are expected to have a material effect on the Trust’s consolidated financial statements.

(6) SUBSEQUENT EVENTS

Subsequent to June 30, 2023, we paid monthly distributions to Certificateholders of $7,897 or $0.11 per certificate in July 2023. On August 7, 2023, we announced a distribution of $7,779 or $0.10 per certificate to be paid on August 10, 2023 to Certificateholders.

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
•our business strategy;
•our projected operating results;
•rental rates and/or vacancy rates;
•material deterioration in operating performance or credit of Penney Intermediate Holdings LLC;
•frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenant;
•bankruptcy, insolvency or general downturn in the business of Penney Intermediate Holdings LLC;
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
COVID-19 Pandemic and Economic Conditions
Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, rising interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose increasing risks to the Company and the U.S. economy. The ongoing and potential future impacts of the war between Russia and Ukraine is also contributing to economic and geopolitical uncertainty. While we did not incur any disruptions to our lease income and occupancy during the six months ended June 30, 2023 as a result of these adverse political and economic conditions, credit markets or other events, any of these events could materially adversely impact the Trust or Penney Intermediate Holdings LLC's business. The Trust continues to closely monitor economic, financial and social conditions, including the effects of the COVID-19 pandemic.

Executive Summary
Copper Property CTL Pass Through Trust exists for the sole purpose of collecting, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of June 30, 2023, we owned 132 retail operating properties, 21 of which are encumbered by ground leases, across 36 U.S. states and Puerto Rico representing 17,466 square feet of leasable space. The number of retail operating properties decreased to 132 as of June 30, 2023 from 133 as of December 31, 2022 as a result of one disposition during the six months ended June 30, 2023.

The following table summarizes our portfolio as of June 30, 2023:

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for the Six Months Ended June 30, 2023		Lease income as % of total	Lease income for the Six Months Ended June 30, 2022		Lease income as % of total
CA	17	4	21	3,103	9,457		18.6%	9,457		18.6%
TX	18	4	22	2,246	6,891		13.6%	6,891		13.6%
FL	8	1	9	1,292	4,258		8.4%	4,258		8.4%
NJ	5	—	5	883	2,525		5.0%	2,525		5.0%
WA	3	1	4	666	2,266		4.5%	2,266		4.5%
NY	1	2	3	470	2,155		4.2%	2,155		4.2%
IL	5	—	5	845	2,036		4.0%	2,036		4.0%
NV	2	1	3	438	1,709		3.4%	1,709		3.4%
AZ	4	—	4	493	1,699		3.3%	1,699		3.3%
MI	6	—	6	863	1,697		3.3%	1,697		3.3%
OH	5	—	5	645	1,528		3.0%	1,528		3.0%
PA	4	—	4	555	1,462		2.9%	1,462		2.9%
CO	2	1	3	362	1,050		2.1%	1,050		2.1%
KY	1	1	2	251	923		1.8%	923		1.8%
NM	2	—	2	266	916		1.8%	916		1.8%
Other	28	6	34	4,088	10,239		20.1%	10,231		20.1%

Total Retail	111	21	132	17,466	$50,811	(a)	100%	$50,803	(a)	100%

(a) For the six months ended June 30, 2023 and 2022, lease income consists of the following:

	Six Months Ended June 30,
	2023	2022
Base rent	$51,111	$51,111
Straight-line rental income	(1,177)	(1,176)
Amortization of above and below market lease	(1,139)	(1,139)
Ground lease reimbursement income	2,016	2,007
Lease income	$50,811	$50,803

Company Highlights — Six Months Ended June 30, 2023
Acquisitions
We had no acquisition activity during the six months ended June 30, 2023 and 2022.

Dispositions

The following table summarizes the disposition activity during the six months ended June 30, 2023:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
3/22/23	Temecula, CA	Retail	Fee Simple	125	$6,000	$5,869	$(496)
				125	$6,000	$5,869	$(496)

In December 2021, a Retail Property in Queens, New York was sold for aggregate sales proceeds, net of $38,785, of which $1,326 was held in escrow after closing. In March 2023, the amounts held in escrow were released to the Trust and included in gain on sales of investment properties, net. During the six months ended June 30, 2023, net gain on sales of investment properties was $828, which includes a gain of $1,326 less $2 of selling expenses, from the release of escrow from the Retail Property in Queens, New York and a loss of $(496) from the disposition of the Retail Property in Temecula, California.
The following table summarizes the disposition activity during the six months ended June 30, 2022:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
1/6/22	Culver City, CA	Retail	Fee Simple	204	$22,000	$20,961	$3,651
				204	$22,000	$20,961	$3,651
Leasing Activity

There was no leasing activity during the six months ended June 30, 2023 and 2022.

Capital Markets
There was no capital markets activity during the six months ended June 30, 2023 and 2022.

Distributions
We paid distributions to the Certificateholders of $68,189 or $0.91 per certificate during the six months ended June 30, 2023, and $659,651 or $8.80 per certificate during the six months ended June 30, 2022.

Results of Operations
For the three months ended June 30, 2023, net income attributable to Certificateholders was $16,831 or $0.22 per Certificate, as compared to $16,591 or $0.22 per Certificate for the comparable period in 2022.
For the six months ended June 30, 2023, net income attributable to Certificateholders was $33,987 or $0.45 per Certificate, as compared to $37,021 or $0.49 per Certificate for the comparable period in 2022.
The following describes the changes on the Trust’s consolidated statements of operations that affected net income attributable to Certificateholders during the three and six months ended June 30, 2023, as compared to the corresponding period in 2022:

Lease income - The decrease in lease income of $2,288 and $4,470 for the three and six months ended June 30, 2023, respectively, as compared to the corresponding period in 2022, is due to the disposition of 14 Retail Properties between June 30, 2022 and June 30, 2023.

Depreciation and amortization - The decrease in depreciation and amortization of $519 and $1,024 for the three and six months ended June 30, 2023, respectively, as compared to the corresponding period in 2022, is due to the disposition of 14 Retail Properties between June 30, 2022 and June 30, 2023.

General and administrative expenses - The decrease in general and administrative expenses of $1,315 and $2,034 for the three and six months ended June 30, 2023, respectively, as compared to the corresponding period in 2022, is primarily due to decreases in insurance expense and legal expenses.

Gain on sales of investment properties, net - For the six months ended June 30, 2023, the gain on sales of investment properties, net of $828 includes a loss on sale of $496 from the disposition of one property during the period, which is offset by $1,326 of additional income less $2 of selling expenses from a disposition that occurred in 2021. During the six months ended June 30, 2022, the gain on sales of investment properties, net of $3,651 was due to the disposition of one property.

Net operating income ("NOI")

We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of above and below market lease intangibles, (iii) interest income and (iv) non-cash ground lease reimbursement income, less all operating expenses other than non-cash ground rent expense, which is comprised of amortization of right-of-use lease assets and amortization of lease liabilities, depreciation and amortization, and formation expenses. We believe that NOI, which is a supplemental non-GAAP financial measure, provides an additional and useful operating perspective not immediately apparent from “Net income” in accordance with accounting principles generally accepted in the United States ("GAAP"). Comparison of our presentation of NOI to similarly titled measures for other entities may not necessarily be meaningful due to possible differences in definition and application by such entities. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income as computed in accordance with GAAP to NOI for the Reporting Periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$16,831	$16,591	$33,987	$37,021
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	4,817	5,336	9,647	10,671
Gain on sales of investment properties, net	—	—	(828)	(3,651)
Straight-line rental income, net	588	636	1,179	1,273
Amortization of above and below market lease intangibles, net	569	332	1,120	664
Interest income	(283)	(16)	(549)	(21)
Non-cash ground rent expense, net	1,495	1,555	2,991	3,110
Non-cash ground lease reimbursement income	(1,004)	(1,003)	(2,016)	(2,007)
NOI	$23,013	$23,431	$45,531	$47,060
The decrease in NOI of $1,529 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, is primarily due to the decrease in base rent from the sale of 14 Retail Properties between June 30, 2022 and June 30, 2023.

Funds from Operations
The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a financial measure known as funds from operations ("FFO"). As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains from sales of real estate assets, (iii) gains and losses from change in control and (iv) provisions for impairment of investment properties. We have adopted the NAREIT definition in our computation of FFO attributable to Certificateholders. Management believes that, subject to the following limitations, FFO attributable to Certificateholders provides a basis for comparing our performance and operations to REITs.
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
The following table presents a reconciliation of net income to FFO and Operating FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$16,831	$16,591	$33,987	$37,021
Depreciation and amortization of real estate	4,817	5,336	9,647	10,671
Gain on sales of investment properties, net	—	—	(828)	(3,651)
FFO	$21,648	$21,927	$42,806	$44,041

FFO per certificate outstanding – basic and diluted	$0.29	$0.29	$0.57	$0.59

FFO	$21,648	$21,927	$42,806	$44,041
Dead deal costs	—	114	19	224
Operating FFO	$21,648	$22,041	$42,825	$44,265

Operating FFO per certificate outstanding – basic and diluted	$0.29	$0.29	$0.57	$0.59
The decrease in FFO and Operating FFO of $1,235 and $1,440, respectively, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 is primarily due to the decrease of lease income of $4,470 due to the sale of 14 Retail Properties between June 30, 2022 and June 30, 2023.

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
We had no indebtedness as of June 30, 2023 and December 31, 2022.

Debt Maturities
We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of June 30, 2023 and December 31, 2022.
Distributions
The Trust is required to distribute on a monthly basis, the net proceeds from lease payments under the Master Leases (until such time as all of the Properties have been sold) and all net sales proceeds from the disposition of Properties, in each case pro rata, to Certificateholders as of the record date immediately preceding the applicable distribution date. Such distributions shall be net of (i) tax payments to be made by the Trust, (ii) fees and expenses of the Trust, the Trustee, the Manager and any other professional advisors, and (iii) funds to be set aside for the Trustee’s and Manager’s reserve accounts.
We paid distributions to the Certificateholders of $68,189 or $0.91 per certificate during the six months ended June 30, 2023, and $659,651 or $8.80 per certificate during the six months ended June 30, 2022.

Dispositions
Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the six months ended June 30, 2023 and 2022, included in the amount we paid to Certificateholders was $22,929 and $617,382, respectively, of aggregate net sales proceeds.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the Tenant under the Master Leases and should otherwise be met with cash flows from operations.

Summary of Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$46,013	$45,481
Net cash provided by investing activities	7,196	20,961
Net cash used in financing activities	(68,189)	(659,651)
Change in cash, cash equivalents and restricted cash	(14,980)	(593,209)
Cash, cash equivalents and restricted cash, at beginning of period	48,922	627,522
Cash, cash equivalents and restricted cash, at end of period	$33,942	$34,313
Cash Flows from Operating and Investing Activities
Net cash provided by operating activities for the six months ended June 30, 2023 was $46,013, as compared to $45,481 for the six months ended June 30, 2022. The increase of $532 is primarily due to an increase of $2,627 in other assets resulting from a reduction in insurance premium, but offset by decreases in other liabilities, and lease income due to the sale of 14 Retail Properties between June 30, 2022 and June 30, 2023.

Cash flows provided by investing activities for the six months ended June 30, 2023 were $7,196, as compared to $20,961 for the six months ended June 30, 2022. Investing activities solely consists of proceeds from sales of investment properties, and the decrease in net cash provided by investing activities from the six months ended June 30, 2023 to the six months ended June 30, 2022 is due to disposition activity in each Reporting Period.
During the six months ended June 30, 2023, total net cash provided by operating and investing activities was $53,209, however $68,189 was distributed to Certificateholders in 2023, of which $22,944 were distributions of cash flows from operating and investing activities received during December 2022.

Management believes that cash flows from operations and sales of investment properties and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2023 was $68,189, as compared to $659,651 for the six months ended June 30, 2022. Financing activities for both Reporting Periods consisted of distributions paid to Certificateholders.

Contractual Obligations
As of June 30, 2023, we have 21 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of June 30, 2023:

Payments due by period
Period from July 1 to December 31, 2023	$2,046
2024	4,124
2025	4,116
2026	4,138
2027	4,197
Thereafter	220,159
Less imputed interest	(201,046)
Total	$37,734

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our 2022 Annual Report on 10-K contains a description of our critical accounting policies, including those relating to the acquisition of the Properties and impairment of long-lived assets. For the six months ended June 30, 2023, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements
None.

Subsequent Events
Subsequent to June 30, 2023, we paid monthly distributions to Certificateholders of $7,897 or $0.11 per certificate in July 2023. On August 7, 2023, we announced a distribution of $7,779 or $0.10 per certificate to be paid on August 10, 2023 to Certificateholders.

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

As of June 30, 2023, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of June 30, 2023. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that it is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation. Our disclosure controls and procedures have been designed to achieve their objectives, and as noted, our Principal Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	August 7, 2023

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	August 7, 2023