Form 10-Q
period 2023-09-30
Copper Property CTL Pass Through Trust
filed 2023-11-06
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands except certificate amounts)

	As of September 30, 2023	As of December 31, 2022
Assets
Investment properties:
Land and improvements	$412,114	$422,114
Building and other improvements	494,615	497,523
	906,729	919,637
Less: accumulated depreciation	(38,361)	(27,742)
Net investment properties	868,368	891,895
Cash and cash equivalents	33,937	48,922
Accounts receivable	40,223	42,685
Lease intangible assets, net	215,573	228,529
Right-of-use lease assets, net	85,711	87,086
Other assets, net	964	831
Total assets	$1,244,776	$1,299,948

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$1,028	$1,061
Lease intangible liabilities, net	95,706	101,920
Lease liabilities	37,752	37,676
Other liabilities	8,525	8,628
Total liabilities	143,011	149,285

Commitments and contingencies (Note 5)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(850,355)	(801,457)
Total equity	1,101,765	1,150,663
Total liabilities and equity	$1,244,776	$1,299,948

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Lease income	$25,313	$27,114	$76,239	$82,510

Expenses:
Operating expenses	2,919	3,597	9,516	10,580
Depreciation and amortization	4,805	5,149	14,452	15,820
General and administrative expenses	952	2,180	3,545	6,806
Total expenses	8,676	10,926	27,513	33,206

Other income:
Gain on sales of investment properties, net	2,687	4,402	3,515	8,053
Other income	369	79	1,438	333
Total other income	3,056	4,481	4,953	8,386

Net income	$19,693	$20,669	$53,679	$57,690

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.26	$0.28	$0.72	$0.77
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Three Months Ended September 30, 2022	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings		Total Equity
Balance as of July 1, 2022	75,000,000	$1,952,120	$(687,380)		$1,264,740
Net income		—	20,669		20,669
Distributions paid to Certificateholders ($0.77 per certificate)		—	(57,686)		(57,686)
Balance as of September 30, 2022	75,000,000	$1,952,120	$(724,397)		$1,227,723

Three Months Ended September 30, 2023	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings		Total Equity
Balance as of July 1, 2023	75,000,000	$1,952,120	$(835,659)		$1,116,461
Net income		—	19,693		19,693
Distributions paid to Certificateholders ($0.46 per certificate)		—	(34,389)		(34,389)
Balance as of September 30, 2023	75,000,000	$1,952,120	$(850,355)		$1,101,765

Nine Months Ended September 30, 2022	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings		Total Equity
Balance as of January 1, 2022	75,000,000	$1,952,120	$(64,750)		$1,887,370
Net income		—	57,690	R	57,690
Distributions paid to Certificateholders ($9.56 per certificate)		—	(717,337)		(717,337)
Balance as of September 30, 2022	75,000,000	$1,952,120	$(724,397)		$1,227,723

Nine Months Ended September 30, 2023	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings		Total Equity
Balance as of January 1, 2023	75,000,000	$1,952,120	$(801,457)		$1,150,663
Net income		—	53,679	R	53,679
Distributions paid to Certificateholders ($1.37 per certificate)		—	(102,577)		(102,577)
Balance as of September 30, 2023	75,000,000	$1,952,120	$(850,355)		$1,101,765

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$53,679	$57,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,452	15,820
Amortization of above/below market leases, net	1,667	1,140
Gain on sales of investment of properties, net	(3,515)	(8,053)
Changes in assets and liabilities:
Changes in accounts receivable	1,923	2,087
Changes in other assets	(193)	(2,821)
Changes in right-of-use lease assets	1,375	1,563
Changes in accounts payable and accrued expenses	7	451
Changes in lease liabilities	76	90
Changes in other liabilities	(103)	(513)
Net cash provided by operating activities	69,368	67,454

Cash flows from investing activities:
Proceeds from sales of investment properties	18,224	105,703
Net cash provided by investing activities	18,224	105,703

Cash flows from financing activities:
Distributions paid to Certificateholders	(102,577)	(717,337)
Net cash used in financing activities	(102,577)	(717,337)

Net change in cash and cash equivalents	(14,985)	(544,180)
Cash and cash equivalents, at beginning of period	48,922	627,522
Cash and cash equivalents, at end of period	$33,937	$83,342

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

As of September 30, 2023, the real estate portfolio consists of 131 Retail Properties, of which 21 are encumbered by ground leases, in the United States (the "U.S.") across 36 states and Puerto Rico, and comprising 17.4 million square feet of leasable space.
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

The Trustee performs trust administration duties, including treasury management and certificate administration and trustee fees, which are included in “General and administrative expenses” on the accompanying consolidated statements of operations. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly. For the three and nine months ended September 30, 2023, the Trust incurred trustee fees of $25 and $75, respectively. For the three and nine months ended September 30, 2022, the Trust incurred trustee fees of $25 and $75, respectively.

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

The Trust incurred Base Fees of $1,462 and $1,564 for the three months ended September 30, 2023 and 2022, respectively, and $4,406 and $4,746 for the nine months ended September 30, 2023 and 2022, respectively, which are included in “Operating expenses” on the accompanying consolidated statements of operations, of which $486 and $509 as of September 30, 2023 and September 30, 2022, respectively, were included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets. The Trust incurred Asset Management Fees of $56 and $263 for the three months ended September 30, 2023 and 2022, and $71 and $406 for the nine months ended September 30, 2023 and 2022, respectively, which are included in “Gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

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

The accompanying consolidated financial statements include the quarterly periods ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022 (the “Reporting Periods”). These consolidated financial statements should be read in conjunction with the Trust's audited Annual Report on Form 10-K, as amended, for the year ended December 31, 2022 (the“10-K”), as certain disclosures in this Quarterly Report on

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Form 10-Q for the quarterly period ended September 30, 2023 that would duplicate those included in the 10-K are not included in these consolidated financial statements.

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
To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value. For the nine months ended September 30, 2023 and 2022, no impairment charge was recorded.
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
As of September 30, 2023 and December 31, 2022, there were no properties classified as held for sale.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Cash and Cash Equivalents
The Trust maintains its cash and cash equivalents at major financial institutions. At September 30, 2023 and December 31, 2022, cash equivalents consisted of investments in money market instruments. Cash and cash equivalents totaled $33,937 and $48,922 as of September 30, 2023 and December 31, 2022, respectively. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Trust periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is remote. While the Trust did not have any accounts with any recently failed financial institution, nor has it experienced any losses to date on its cash and cash equivalents held in bank accounts, there is no assurance that financial institutions in which we hold our cash and cash equivalents will not fail, in which case we may be subject to a risk of loss or delay in accessing all or a portion of our funds exceeding the FDIC insurance coverage, which could adversely impact our short-term liquidity, ability to operate our business, and financial performance.

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
At lease commencement, the Trust estimated that collectibility was probable for the Master Leases due to the creditworthiness analysis performed. Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. The Trust will remove the cash basis designation and resume recording lease income from such tenant on an accrual basis when the Trust believes that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history. For the Reporting Periods, lease income is accounted for on the accrual basis of accounting. As of September 30, 2023, lease payments of $8,444 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and will be recognized as lease income in October 2023. As of December 31, 2022, lease payments of $8,555 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and were recognized as lease income in January 2023.
The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statement of operations. During the Reporting Periods, there was no uncollectible lease income.
Right-of-use Lease Assets and Lease Liabilities
The Trust was assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. As of September 30, 2023, the Trust held an interest as lessee of land under 21 non-cancellable ground leases. Rental expense associated with land that the Trust leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease. In accordance with the Master Lease, rental expense associated with land is paid directly by Penney Intermediate Holdings LLC and is included in “Lease income” in the accompanying consolidated statements of operations (see Note 4).
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
The Trust records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. All tax returns remain subject to examination by federal and various state tax jurisdictions. As of September 30, 2023 and December 31, 2022, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.
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

(3) INVESTMENT PROPERTIES
As of September 30, 2023, the Trust's real estate portfolio consisted of 131 Retail Properties across 36 U.S. states and Puerto Rico.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of September 30, 2023:

	Period from October 1 to December 31, 2023	2024	2025	2026	2027	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$1,922	$7,687	$7,687	$7,687	$7,687	$99,926	$132,596
In-place lease intangibles (a)	1,203	4,810	4,810	4,810	4,810	62,534	82,977
Lease intangible assets, net (b)	$3,125	$12,497	$12,497	$12,497	$12,497	$162,460	$215,573

Below market lease intangibles (a)	$1,387	$5,548	$5,548	$5,548	$5,548	$72,127	$95,706
Lease intangible liabilities, net (b)	$1,387	$5,548	$5,548	$5,548	$5,548	$72,127	$95,706

(a) Represents the portion of the leases in which the Trust is the lessor. The amortization of above market lease intangibles is recorded as a reduction to lease income, and the amortization of below market lease intangibles is recorded as an increase to lease income. The amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

(b) As of September 30, 2023, lease intangible assets, net and lease intangible liabilities, net are presented net of $33,325 and $14,795 of accumulated amortization, respectively. As of December 31, 2022, lease intangible assets, net and lease intangible liabilities, net are presented net of $24,334 and $10,853 of accumulated amortization, respectively.

As of September 30, 2023 and December 31, 2022, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 17.3 years and 18.0 years, respectively.

Amortization expense for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of:
In-place lease intangibles	$1,204	$1,299	$3,627	$3,999
Above market lease intangibles	$1,933	$2,000	$5,847	$6,001
Below market lease intangibles	$1,387	$1,524	$4,180	$4,860

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Dispositions

The following table summarizes the disposition activity for the nine months ended September 30, 2023:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/22/23	Temecula, CA	Retail	Fee Simple	125	$6,000	$5,869	$(496)
8/9/23	Katy, TX	Retail	Fee Simple	100	$11,282	$11,029	$2,687
				225	$17,282	16,898	$2,191
In December 2021, a Retail Property in Queens, New York was sold for aggregate sales proceeds, net of $38,785, of which $1,326 was held in escrow after closing. In March 2023, the amounts held in escrow were released to the Trust and included in gain on sales of investment properties, net. During the nine months ended September 30, 2023, net gain on sales of investment properties was $3,515, which includes a gain of $1,326 less $2 of selling expenses, from the release of escrow from the Retail Property in Queens, New York and a net gain of $2,191 from the dispositions of the Retail Properties in Temecula, California and Katy, Texas.
The following table summarizes the disposition activity during the nine months ended September 30, 2022:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
1/6/22	Culver City, CA	Retail	Fee Simple	204	$22,000	$20,961	$3,651
7/20/22	Pleasanton, CA	Retail	Fee Simple	156	$16,000	$15,798	$4,795
7/25/22	Franklin, TN	Retail	Fee Simple	104	$5,650	$5,565	$273
8/25/22	Nashua, NH	Retail	Fee Simple	105	$6,550	$6,454	$972
8/29/22	Sterling, VA	Retail	Fee Simple	126	$5,650	$5,546	$(413)
9/9/22	Martin Diamond Portfolio (1)	Retail	Fee Simple	857	$53,000	$51,379	$(1,225)
				1,552	$108,850	$105,703	$8,053
(1) Portfolio comprised of five Retail Properties located in Annapolis, MD, Springfield, VA, Fairfax, VA, Newark, DE and Columbia, MD.
The dispositions completed during the nine months ended September 30, 2023 and 2022 did not qualify for discontinued operations treatment and are not considered individually significant.
Investment Properties Held for Sale

No Retail Properties were classified as held for sale as of September 30, 2023 or December 31, 2022.

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
The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by Penney Intermediate Holdings LLC and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by Penney Intermediate Holdings LLC are not included in the accompanying consolidated statement of operations, except for ground lease payments made by Penney Intermediate Holdings LLC, since recording cash payments made by Penney Intermediate Holdings LLC is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by Penney Intermediate Holdings LLC of $3,035 and $3,011 for the nine months ended September 30, 2023 and 2022, respectively, were paid directly to the ground lessor by Penney Intermediate Holdings LLC and were included in “Lease income” in the accompanying consolidated statements of operations.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by Penney Intermediate Holdings LLC to the Trust in accordance with the terms of the Master Lease, and are presented net of reimbursement from Penney Intermediate Holdings LLC on the consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, the Trust remitted sales and use taxes of $609 and $526, respectively, which were fully reimbursed by Penney Intermediate Holdings LLC as of the end of each corresponding Reporting Period.
From time to time the Trust may have leasing activity with replacement tenants other than Penney Intermediate Holdings LLC, but has had none to date.
Lease income related to the Trust’s operating leases during the three and nine months ended September 30, 2023 and 2022 is comprised of the following:

Lease income related to fixed lease payments	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual base rent	$25,425	$27,212	$76,634	$82,538
Straight-line rental income, net (a)	(585)	(626)	(1,763)	(1,899)
Lease income related to variable lease payments
Ground lease reimbursement income (b)	1,019	1,004	3,035	3,011
Other
Amortization of above and below market lease intangibles (c)	(546)	(476)	(1,667)	(1,140)
Lease income	$25,313	$27,114	$76,239	$82,510
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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

As of September 30, 2023, undiscounted lease payments to be received under operating leases, for the next five years and thereafter are as follows:

Lease Payments
Period from October 1 to December 31, 2023	$25,332
2024	101,326
2025	101,326
2026	101,326
2027	101,326
Thereafter	1,317,240
Total	$1,747,876
The weighted average remaining lease terms range was approximately 17.3 years as of September 30, 2023.
Leases as Lessee
The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised. All option terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease.
The components of ground lease rent expense, which are included within “Operating expenses” in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of:
Above market ground lease intangibles	$(160)	$(160)	$(480)	$(480)
Below market ground lease intangibles	365	425	1,095	1,274
Amortization of right-of-use assets	252	256	760	770
Interest expense	1,038	1,034	3,111	3,101
Ground lease rent expense	$1,495	$1,555	$4,486	$4,665

There were no cash payments for ground lease rent expense as these payments are made by the tenant.

As of September 30, 2023, undiscounted future rental obligations to be paid under the long-term ground leases by Penney Intermediate Holdings LLC under the terms of the Master Lease on behalf of the Trust, including fixed rental increases, for the next five years and thereafter, are as follows:

Lease Obligations
Period from October 1 to December 31, 2023	$1,027
2024	4,124
2025	4,116
2026	4,138
2027	4,197
Thereafter	220,159
Less imputed interest	(200,009)
Lease liabilities as of September 30, 2023	$37,752
The Trust’s long-term ground leases had a weighted average remaining lease term of 43.6 years and a weighted average discount rate of 11.0% as of September 30, 2023.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(5) COMMITMENTS AND CONTINGENCIES
Master Leases
Landlord Option Properties: On the Effective Date, the Retail Master Lease provides the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice. This option is limited (for the Trust, but not for future landlords) to eight Retail Properties in any lease year. As of December 31, 2022, the Trust had sold 16 Retail Properties with landlord termination options. During the nine months ended September 30, 2023, no Retail Properties with landlord termination options were sold. As of September 30, 2023, there were seven remaining Retail Properties with landlord termination options.
Tenant Option Properties: On the Effective Date, the Retail Master Lease provided Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties. This option is limited to no more than five Properties in any lease year. As of December 31, 2022, the Trust had sold five Retail Properties with tenant termination options. During the nine months ended September 30, 2023, no Retail Properties with tenant termination options were sold. As of September 30, 2023, there was one remaining Retail Property with a tenant termination option.
Substitution Options and Go Dark Rights: The Retail Master Lease provides Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease with respect to selected sub-performing properties upon replacement of such sub-performing properties with a qualified replacement property in accordance with the terms and conditions of the Retail Master Lease. Notwithstanding the foregoing, Penney Intermediate Holdings LLC shall only be entitled to exercise a substitution option (i) between the third and 15th anniversary of the commencement date of the Retail Master Lease and (ii) if the aggregate allocated base rent amounts for all Go Dark/Substitution Properties (as defined in the Retail Master Lease) during the applicable period (as described in the Retail Master Lease) is less than or equal to 15% of the aggregate first year’s base rent. The Retail Master Lease also provides Penney Intermediate Holdings LLC with the limited right to “go dark” (i.e., cease operations) at one or more Retail Properties in certain limited circumstances as set forth in the Retail Master Lease; provided that such right does not relieve Penney Intermediate Holdings LLC of its obligation to make any rent payments that are due and owing. Penney Intermediate Holdings LLC has not ceased operations at any of the Retail Properties as of September 30, 2023.

Tenant Purchase Rights: On the Effective Date, the Master Leases contained preferential offer rights in favor of Penney Intermediate Holdings LLC with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable Penney Intermediate Holdings LLC, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified minimum price related to the preferential purchase price. Eighteen of these Retail Properties, of which three were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold as of September 30, 2023.

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
Significant Risks and Uncertainties
Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, rising interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose increasing risks to the Company and the U.S. economy. The ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others is also contributing to economic and geopolitical uncertainty. While we did not incur any disruptions to our lease income and occupancy during the nine months ended September 30, 2023 as a result of these adverse political and economic conditions, credit markets or other events, we continue to closely monitor the impact of these factors as they may have a negative impact on our or Penney Intermediate Holdings LLC’s business.

Concentration of Credit Risk

As of September 30, 2023, all of the Properties were leased to Penney Intermediate Holdings LLC, and all of the Trust’s lease income was derived from the Master Leases (see Note 4). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of Penney Intermediate Holdings LLC and Penney Intermediate Holdings LLC provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on Penney Intermediate Holdings LLC’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

As of September 30, 2023, the Trust's properties are located across 36 U.S. states and Puerto Rico. For the nine months ended September 30, 2023, the Trust's lease income was concentrated in two states as follows: California 18.8% and Texas 13.4%. For the nine months ended September 30, 2022, the Trust's lease income was concentrated in two states as follows: California 18.5% and Texas 13.7%.

Litigation
From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. There are no current matters that are expected to have a material effect on the Trust’s consolidated financial statements.

(6) SUBSEQUENT EVENTS

Subsequent to September 30, 2023, we paid monthly distributions to Certificateholders of $7,720 or $0.10 per certificate in October 2023. On November 6, 2023, we announced a distribution of $7,926 or $0.11 per certificate to be paid on November 10, 2023 to Certificateholders.

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
•geopolitical events, such as the conflicts in Ukraine and the Middle East, among others, government responses to such events and the related impact on the economy both nationally and internationally;
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
COVID-19 Pandemic and Economic Conditions

Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, rising interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose increasing risks to the Company and the U.S. economy. The ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others is also contributing to economic and geopolitical uncertainty. While we did not incur any disruptions to our lease income and occupancy during the nine months ended September 30, 2023 as a result of these adverse political and economic conditions, credit markets or other events, any of these events could materially adversely impact the Trust or Penney Intermediate Holdings LLC's business. The Trust continues to closely monitor economic, financial and social conditions, including the effects of the COVID-19 pandemic.

Executive Summary
Copper Property CTL Pass Through Trust exists for the sole purpose of collecting, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of September 30, 2023, we owned 131 retail operating properties, 21 of which are encumbered by ground leases, across 36 U.S. states and Puerto Rico representing 17,367 square feet of leasable space. The number of retail operating properties decreased to 131 as of September 30, 2023 from 133 as of December 31, 2022 as a result of two dispositions during the nine months ended September 30, 2023.

The following table summarizes our portfolio as of September 30, 2023:

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for the Nine Months Ended September 30, 2023		Lease income as % of total	Lease income for the Nine Months Ended September 30, 2022		Lease income as % of total
CA	17	4	21	3,103	14,186		18.8%	14,186		18.8%
TX	17	4	21	2,147	9,785		12.9%	9,785		12.9%
FL	8	1	9	1,292	6,387		8.4%	6,387		8.4%
NJ	5	—	5	883	3,788		5.0%	3,788		5.0%
WA	3	1	4	666	3,399		4.5%	3,399		4.5%
NY	1	2	3	470	3,249		4.3%	3,233		4.3%
IL	5	—	5	845	3,054		4.0%	3,054		4.0%
NV	2	1	3	438	2,564		3.4%	2,564		3.4%
AZ	4	—	4	493	2,548		3.4%	2,548		3.4%
MI	6	—	6	863	2,545		3.4%	2,545		3.4%
OH	5	—	5	645	2,292		3.0%	2,292		3.0%
PA	4	—	4	555	2,193		2.9%	2,193		2.9%
CO	2	1	3	362	1,575		2.1%	1,575		2.1%
KY	1	1	2	251	1,384		1.8%	1,384		1.8%
NM	2	—	2	266	1,374		1.8%	1,374		1.8%
Other	28	6	34	4,088	15,354		20.3%	15,346		20.3%

Total Retail	110	21	131	$17,367	$75,677	(a)	100%	$75,653	(a)	100%

(a) For the nine months ended September 30, 2023 and 2022, lease income consists of the following:

	Nine Months Ended September 30,
	2023	2022
Base rent	$75,995	$75,995
Straight-line rental income	(1,749)	(1,749)
Amortization of above and below market lease	(1,604)	(1,604)
Ground lease reimbursement income	3,035	3,011
Lease income	$75,677	$75,653

Company Highlights — Nine Months Ended September 30, 2023
Acquisitions
We had no acquisition activity during the nine months ended September 30, 2023 and 2022.

Dispositions

The following table summarizes the disposition activity during the nine months ended September 30, 2023:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/22/23	Temecula, CA	Retail	Fee Simple	125	$6,000	$5,869	$(496)
8/9/23	Katy, TX	Retail	Fee Simple	100	$11,282	$11,029	$2,687
				225	$17,282	16,898	$2,191

In December 2021, a Retail Property in Queens, New York was sold for aggregate sales proceeds, net of $38,785, of which $1,326 was held in escrow after closing. In March 2023, the amounts held in escrow were released to the Trust and included in gain on sales of investment properties, net. During the nine months ended September 30, 2023, net gain on sales of investment properties was $3,515, which includes a gain of $1,326 less $2 of selling expenses, from the release of escrow from the Retail Property in Queens, New York and a net gain of $2,191 from the dispositions of the Retail Properties in Temecula, California and Katy, Texas.

The following table summarizes the disposition activity during the nine months ended September 30, 2022:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
1/6/22	Culver City, CA	Retail	Fee Simple	204	$22,000	$20,961	$3,651
7/20/22	Pleasanton, CA	Retail	Fee Simple	156	$16,000	$15,798	$4,795
7/25/22	Franklin, TN	Retail	Fee Simple	104	$5,650	$5,565	$273
8/25/22	Nashua, NH	Retail	Fee Simple	105	$6,550	$6,454	$972
8/29/22	Sterling, VA	Retail	Fee Simple	126	$5,650	$5,546	$(413)
9/9/22	Martin Diamond Portfolio (1)	Retail	Fee Simple	857	$53,000	$51,379	$(1,225)
				1,552	$108,850	$105,703	$8,053
(1) Portfolio comprised of five Retail Properties located in Annapolis, MD, Springfield, VA, Fairfax, VA, Newark, DE and Columbia, MD.

Leasing Activity

There was no leasing activity during the nine months ended September 30, 2023 and 2022.

Capital Markets
There was no capital markets activity during the nine months ended September 30, 2023 and 2022.

Distributions
We paid distributions to the Certificateholders of $102,577 or $1.37 per certificate during the nine months ended September 30, 2023, and $717,337 or $9.56 per certificate during the nine months ended September 30, 2022.

Results of Operations
For the three months ended September 30, 2023, net income attributable to Certificateholders was $19,693 or $0.26 per Certificate, as compared to $20,669 or $0.28 per Certificate for the corresponding period in 2022.
For the nine months ended September 30, 2023, net income attributable to Certificateholders was $53,679 or $0.72 per Certificate, as compared to $57,690 or $0.77 per Certificate for the corresponding period in 2022.
The following describes the changes on the Trust’s consolidated statements of operations that affected net income attributable to Certificateholders during the three and nine months ended September 30, 2023, as compared to the corresponding period in 2022:

Lease income - The decrease in lease income of $1,801 and $6,271 for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding period in 2022, is due to the disposition of six Retail Properties between September 30, 2022 and September 30, 2023.

Depreciation and amortization - The decrease in depreciation and amortization of $344 and $1,368 for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding period in 2022, is due to the disposition of six Retail Properties between September 30, 2022 and September 30, 2023.

General and administrative expenses - The decrease in general and administrative expenses of $1,228 and $3,261 for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding period in 2022, is primarily due to decreases in insurance expense and legal expenses.

Gain on sales of investment properties, net - For the nine months ended September 30, 2023, the gain on sales of investment properties, net of $3,515 is due to the disposition of two properties and includes $1,326 of additional income less $2 of selling expenses from a disposition that occurred in 2021. During the nine months ended September 30, 2022, the gain on sales of investment properties, net of $8,053 was due to the disposition of ten properties.

Net operating income ("NOI")

We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of above and below market lease intangibles, (iii) interest income and (iv) non-cash ground lease reimbursement income, less all operating expenses other than non-cash ground rent expense, which is comprised of amortization of right-of-use lease assets and amortization of lease liabilities, depreciation and amortization, and formation expenses. We believe that NOI, which is a supplemental non-GAAP financial measure, provides an additional and useful operating perspective not immediately apparent from “Net income” in accordance with accounting principles generally accepted in the United States ("GAAP"). We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Comparison of our presentation of NOI to similarly titled measures for other entities may not necessarily be meaningful due to possible differences in definition and application by such entities. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income as computed in accordance with GAAP to NOI for the Reporting Periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$19,693	$20,669	$53,679	$57,690
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	4,805	5,149	14,452	15,820
Gain on sales of investment properties, net	(2,687)	(4,402)	(3,515)	(8,053)
Straight-line rental income, net	585	626	1,763	1,899
Amortization of above and below market lease intangibles, net	546	476	1,667	1,140
Interest income	(317)	(79)	(866)	(100)
Non-cash ground rent expense, net	1,495	1,555	4,486	4,665
Non-cash ground lease reimbursement income	(1,019)	(1,004)	(3,035)	(3,011)
NOI	$23,101	$22,990	$68,631	$70,050
The increase in NOI of $111 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, is primarily due to the decrease in general and administrative expenses of $1,228 and operating expenses of $618, partially offset by a net decrease in lease income of $1,787 resulting from the sale of six Retail Properties between September 30, 2022 and September 30, 2023.

The decrease in NOI of $1,419 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, is primarily due to a net decrease in lease income of $5,904 resulting from the sale of six Retail Properties between September 30, 2022 and September 30, 2023, partially offset by a decrease in general and administrative expenses of $3,261 and operating expenses of $885.

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
The following table presents a reconciliation of net income to FFO and Operating FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$19,693	$20,669	$53,679	$57,690
Depreciation and amortization of real estate	4,805	5,149	14,452	15,820
Gain on sales of investment properties, net	(2,687)	(4,402)	(3,515)	(8,053)
FFO	$21,811	$21,416	$64,616	$65,457

FFO per certificate outstanding – basic and diluted	$0.29	$0.29	$0.86	$0.87

FFO	$21,811	$21,416	$64,616	$65,457
Dead deal costs	53	93	72	318
Operating FFO	$21,864	$21,509	$64,688	$65,775

Operating FFO per certificate outstanding – basic and diluted	$0.29	$0.29	$0.86	$0.88
The increase in FFO and Operating FFO of $395 and $355, respectively, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 is primarily due to the decrease in general and administrative expenses of $1,188, operating expenses of $678 and an increase in interest income of $238. partially offset by a decrease of lease income of $1,801 due to the sale of six Retail Properties between September 30, 2022 and September 30, 2023.
The decrease in FFO and Operating FFO of $841 and $1,087, respectively, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 is primarily due to the decrease of lease income of $6,271 due to the sale of six Retail Properties between September 30, 2022 and September 30, 2023, partially offset by a decrease in general and administrative expenses of $3,015, operating expenses of $1,064 and an increase in interest income of $766.

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
We had no indebtedness as of September 30, 2023 and December 31, 2022.

Debt Maturities
We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of September 30, 2023 and December 31, 2022.
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
We paid distributions to the Certificateholders of $102,577 or $1.37 per certificate during the nine months ended September 30, 2023, and $717,337 or $9.56 per certificate during the nine months ended September 30, 2022.

Dispositions
Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the nine months ended September 30, 2023 and 2022, included in the amount we paid to Certificateholders was $33,875 and $650,289, respectively, of aggregate net sales proceeds.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the Tenant under the Master Leases and should otherwise be met with cash flows from operations.

Summary of Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30, 2023
	2023	2022
Net cash provided by operating activities	$69,368	$67,454
Net cash provided by investing activities	18,224	105,703
Net cash used in financing activities	(102,577)	(717,337)
Change in cash, cash equivalents and restricted cash	(14,985)	(544,180)
Cash, cash equivalents and restricted cash, at beginning of period	48,922	627,522
Cash, cash equivalents and restricted cash, at end of period	$33,937	$83,342
Cash Flows from Operating and Investing Activities
Net cash provided by operating activities for the nine months ended September 30, 2023 was $69,368, as compared to $67,454 for the nine months ended September 30, 2022. The increase of $1,914 is primarily due to an increase of $2,628 in other assets resulting from a reduction in insurance premium, but offset by decreases in lease income and depreciation and amortization due to the sale of six Retail Properties between September 30, 2022 and September 30, 2023.

Cash flows provided by investing activities for the nine months ended September 30, 2023 were $18,224, as compared to $105,703 for the nine months ended September 30, 2022. Investing activities solely consists of proceeds from sales of investment properties, and the decrease in net cash provided by investing activities from the nine months ended September 30, 2023 to the nine months ended September 30, 2022 is due to disposition activity in each Reporting Period.
During the nine months ended September 30, 2023, total net cash provided by operating and investing activities was $87,592, however $102,577 was distributed to Certificateholders in 2023, of which $22,944 were distributions of cash flows from operating and investing activities received during December 2022.

Management believes that cash flows from operations and sales of investment properties and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2023 was $102,577, as compared to $717,337 for the nine months ended September 30, 2022. Financing activities for both Reporting Periods consisted of distributions paid to Certificateholders.

Contractual Obligations
As of September 30, 2023, we have 21 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of September 30, 2023:

Payments due by period
Period from October 1 to December 31, 2023	$1,027
2024	4,124
2025	4,116
2026	4,138
2027	4,197
Thereafter	220,159
Less imputed interest	$(200,009)
Lease liabilities as of September 30, 2023	$37,752

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our 2022 Annual Report on 10-K contains a description of our critical accounting policies, including those relating to the acquisition of the Properties and impairment of long-lived assets. For the nine months ended September 30, 2023, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements
None.

Subsequent Events
Subsequent to September 30, 2023, we paid monthly distributions to Certificateholders of $7,720 or $0.10 per certificate in October 2023. On November 6, 2023, we announced a distribution of $7,926 or $0.11 per certificate to be paid on November 10, 2023 to Certificateholders.

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

As of September 30, 2023, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of September 30, 2023. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that it is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation. Our disclosure controls and procedures have been designed to achieve their objectives, and as noted, our Principal Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2023.

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
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	November 6, 2023

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	November 6, 2023