Form 10-K
period 2023-12-31
Copper Property CTL Pass Through Trust
filed 2024-03-11
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Index to Exhibits begins on page 64.

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

On the Effective Date, through separate wholly-owned property holding companies (the “PropCos”), we owned 160 retail properties (the “Retail Properties”) and six distribution centers (the “Warehouses” and, together with the Retail Properties, the “Properties”), all of which were leased under two Master Leases to one or more subsidiaries of Copper Retail JV LLC (“OpCo Purchaser”) (collectively with its subsidiaries, “Penney Intermediate Holdings LLC”), an entity formed by and under the control of a joint venture formed by Simon Property Group, L.P. and Brookfield Asset Management Inc.

During the year ended December 31, 2023, we sold three Retail Properties for proceeds of $21,283. As a result of these sales, we recorded a gain on sales of investment properties of $1,612.

During the year ended December 31, 2023, we paid distributions to Certificateholders of $126,002, which includes the net proceeds of sales from December 2022 that were distributed in January 2023 and excludes the net proceeds from sales from December 2023 that were distributed in January 2024.

As of December 31, 2023, we owned 130 Retail Properties in the United States across 35 states and Puerto Rico, comprising 17.3 million square feet of leasable space.

Business Objectives and Strategies

Our operations consist primarily of (i) owning the Properties, (ii) operating and leasing the Properties under the terms of the Master Leases to Penney Intermediate Holdings LLC as the sole tenant and (iii) subject to market conditions and the conditions set forth in the Trust Agreement, selling the Properties to third-party purchasers.

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

Hilco JCP LLC, an affiliate of Hilco Real Estate LLC, serves as our independent third-party manager (the “Manager”) pursuant to the terms of the Management Agreement (the “Management Agreement”) dated as of the Effective Date. The Manager performs asset management duties with respect to the Properties, primarily including collection of rents and other charges from Penney Intermediate Holdings LLC, enforcement of the terms of the Master Leases, arranging for the sale of the Properties, coordinating with the Trustee in connection with the administration of the Trust, reporting to the Certificateholders, distribution of funds to vendors and Certificateholders, and performing duties necessary to support our day-to-day operations.

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

We may compete for tenants with other entities advised or sponsored by affiliates of Penney Intermediate Holdings LLC. Our ability to compete is also impacted by national and local economic trends, availability and cost of capital, maintenance and renovation costs, existing laws and regulations, new legislation and population trends.

Government Regulation

General

Compliance with various governmental regulations has an impact on our business, including on our capital expenditures, earnings and competitive position, which could be material. We monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, and the Americans with Disabilities Act of 1990 (“ADA”). In addition to the discussion above regarding our tax status and below regarding the ADA and certain environmental matters, see Item 1A, “Risk Factors” for a discussion of material risks to us, including risks relating to governmental regulations, and see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have on our capital expenditures and earnings.

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

Insurance

The Master Lease requires the Tenant to maintain insurance, including (i) “replacement cost” casualty insurance coverage insuring against customary hazards, including earthquake and flood coverage, (ii) commercial liability coverage and (iii) environmental liability coverage.

In addition, the Trust maintains (a) business interruption / contingent loss of rents and property insurance to protect the Trust for real property and loss of rents if primary insurance maintained by Penney Intermediate Holdings LLC fails, is inadequate or is not obtained by Penney Intermediate Holdings LLC, (b) contingent lessors’ risk insurance to protect the Trust against exposure for third party bodily injury and property damage claims if primary insurance maintained by Penney Intermediate Holdings LLC fails, is inadequate or is not obtained by Penney Intermediate Holdings LLC, (c) customary professional liability insurance with respect to services provided by the Manager to the Trust pursuant to the Management Agreement, (d) customary directors’ and officers’ liability insurance coverage and (e) customary environmental liability insurance coverage.

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

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our Certificateholders and careful consideration should be given to these risk factors, in addition to the other information included in this annual report. Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of our Certificates. In addition to the following disclosures, please refer to the explanation of qualification and limitations on forward-looking statements beginning on page 21 and you should also refer to the other information contained in this report, including the accompanying consolidated financial statements and the related notes.

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

Disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments and our ability to find buyers of our assets. The capital and credit markets have been experiencing extreme volatility and disruption. These disruptions in the financial markets as well as deteriorating economic and geopolitical conditions could adversely affect the values of our investments. This turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possibly lowering property values. Rising interest rates have likewise caused cap rates to increase, which results in lower property values. These deteriorating economic conditions may also have various other negative effects for the portfolio of our investments, such as declining sales for the Tenant and its affiliates, which in turn would increase the likelihood of a default by the Tenant under the Lease.

The Trust’s real estate asset portfolio’s tenant base is not diversified. The Properties consist entirely of retail stores leased to Penney Intermediate Holdings LLC under the Master Lease. Pursuant to the Trust Agreement, the Trust will not acquire new real estate assets to diversify the tenants in its portfolio. This lack of diversification means that the Trust is particularly sensitive to the risks and fluctuations in the price of retail-related real estate, and any worsening of this particular market would result in a significant and outsized negative impact on the Trust. In addition, periods of economic slowdown or recession or declining demand for real estate in the United States, or the public perception that any of these events may occur, could result in a general decline in property values, which could materially adversely affect the Trust’s business, financial position, results of operations or cash flow. This could, in turn, adversely affect the Trust’s ability to make distributions to the Certificateholders.

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

Furthermore, competition may begin to emerge on the basis of information technology infrastructure as well. We expect our competitors to continue to improve their information technology systems, including with the use of artificial intelligence (“AI”) and machine learning solutions, possibly to interact with lessees and buyers, provide regular updates on maintenance status and predict maintenance requirements for their properties, sell their properties and support and grow their customer base. Our ability to innovate our own technology infrastructure and appropriately address user experience will affect our ability to compete.

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

Environmental compliance costs and liabilities associated with the Properties may materially impair the value of those assets. As an owner of real property, the Trust is subject to various federal, state and local environmental and health and safety laws and regulations which are becoming increasingly stringent. Although the Trust does not operate or manage the Properties, the Trust may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether the Trust knew of or caused the release. The failure to properly clean a Property may adversely affect our ability to lease, sell or rent the Property or to borrow funds using the Property as collateral. Further, some environmental laws create a lien on a contaminated site in favor of the government for damages and the costs the government incurs in connection with such contamination. In addition, the presence of contamination or the failure to remediate contamination may adversely affect the Trust’s ability to sell the Properties.

These laws and regulations governing environmental, health and safety issues continue to evolve. For example, the Environmental Protection Agency (“EPA”) recently issued a final rule that will sharply reduce emissions of methane and other harmful air pollution from oil and natural gas operations, including from existing sources nationwide. The final rule includes New Source Performance Standards, to reduce methane and smog-forming volatile organic compounds from new, modified and reconstructed sources, and Emissions Guidelines, which set procedures for states to follow as they develop plans to limit methane from existing sources, including oil and natural gas operations. While we cannot be certain of this rule’s impact as we wait for states to submit their plans to the EPA for approval, we anticipate that this could increase costs of compliance, reduce occurrence of operations that drive demand for our properties and have an adverse impact on our business. Additionally, the SEC is considering implementing new climate change disclosure rules and other federal or state agencies may do the same. These new reporting rules may be difficult to comply with, increase costs of operation and influence customer behavior and demand.

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

Our business may be materially affected by changes to other policies governing the Properties, our sales and services. It is expected that laws and regulations around the use of AI and machine learning tools will increase over the next few years but it is unknown at this time what these laws and regulations will address and how and whether they will be adopted globally. If we introduce AI or machine learning into our information technology systems (as well as those of our customers through provision of our services), we could become subject to these new regulations, which may be difficult to comply with. Some of our competitors may not be required to comply, which would put us at a competitive disadvantage. Further, if we fail to adopt these new technologies we may face price pressure from competitors using lower-cost AI systems.

Risks Relating to Leasing to the Tenant

The Trust is dependent on Penney Intermediate Holdings LLC as a tenant until the Properties are sold. Therefore, an event that has a material adverse effect on Penney Intermediate Holdings LLC’s businesses, financial positions or results of operations could have a material adverse effect on the Trust’s business, financial position or results of operations. Penney Intermediate Holdings LLC is currently the sole lessee of the Properties pursuant to the Master Lease. Together with the proceeds from sales of the Properties, the rent and other payment obligations under the Master Lease will account for all of the Trust’s revenues. Additionally, because the Master Lease is a triple-net lease, the Trust will depend on Penney Intermediate Holdings LLC to pay insurance, taxes, utilities and maintenance and repair expenses in connection with the Properties and to indemnify, defend and hold the Landlord harmless from and against various claims, litigation and liabilities arising in connection therewith. Although the Lease Guarantors guarantee the Tenant's obligations under the Master Lease, there can be no assurance that the Lease Guarantors and the Tenant will have sufficient assets, income and access to financing to enable them to satisfy their payment obligations on account of the Master Lease. The inability or unwillingness of the Tenant and the Lease Guarantors to meet their rent and other obligations under the Master Lease and the related Lease Guaranty could materially adversely affect the Trust’s business, financial position or results of operations, including the Trust’s ability to make distributions to the Certificateholders. Such an event could also affect both the ability of the Trust to sell the Properties as well as the sales prices obtainable. In addition, due to the Trust’s dependence on rental payments from the Tenant as a primary source of revenues (in addition to sales proceeds from the sale of Properties), the Trust may be limited in its ability to enforce its rights under the Master Lease or to terminate the Master Lease. Failure by a Tenant and the Lease Guarantors to comply with their obligations under the Master Lease and the Lease Guaranties, as applicable, could require the Trust to find another tenant for such Property, and there could be a decrease or cessation of rental payments. In such event, the Trust may be unable to locate a suitable tenant at similar rental rates or at all, which would have the effect of reducing the Trust’s rental revenues.

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

The Trust is dependent on the retail industry and may be susceptible to the risks associated with it, which could materially adversely affect its business, financial position or results of operations. As the landlord of retail stores, the Trust is impacted by the risks associated with the retail industry, which may be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which the Trust has no control. As the Trust is subject to risks inherent in having substantial real estate concentration in a single industry, a decline in the retail industry would likely have a greater adverse effect on its revenues than if the Trust owned a more diversified real estate portfolio, particularly because the ability of the Tenant and the Lease Guarantors to pay the rent under the Master Lease is based, over time, on the performance of the retail stores operated by Penney

Intermediate Holdings LLC at the Properties and Penney Intermediate Holdings LLC’s other locations. The retail industry is characterized by a high degree of competition among a large number of participants, and competition is intense in most of the markets where the Properties are located. Additionally, decreases in discretionary consumer spending brought about by weakened general economic conditions such as lackluster recoveries from recessions, high unemployment levels, higher income taxes, a rise in inflation in the U.S., low levels of consumer confidence, cultural and demographic changes, increased stock market volatility, shipping delays and global supply chain issues may negatively impact the Trust’s revenues and operating cash flows.

Inflation and increased interest rates may increase our operating and capital costs. In 2022, inflationary pressures resulting from COVID-19 relief and aid programs, supply chain constraints and generally improved economic conditions increased our costs for third-party compensation and other costs necessary to operate our business, and our customers’ costs of living. The general economy in 2022 was also affected by the war in Ukraine and associated increase in energy costs. While the global inflation rate began to stabilize and, in some cases decline, in 2023 as a result of central bank policy tightening, core inflation has proved persistent as a result of the preceding factors, in addition to others such as the escalating number of significant conflicts throughout the globe. We expect these inflationary pressures to continue to impact our margins and, more generally, our business in 2024.

After almost 10 years of low interest rate environments, inflationary pressures and efforts in the U.S. and around the world to combat inflation have resulted in increased interest rates by central banks globally. As a result, to the extent we incur any indebtedness, the interest rates we are charged may be significantly higher than what would have been expected in prior years. Furthermore, the increased interest rates could affect our Tenant's businesses and borrowing costs, which in turn could impact their ability to make timely payments to us. Given that core inflation has proved persistent, there is no telling if interest rates will stabilize, continue to increase or decrease.

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

If a trading market for Trust Certificates develops, the market price may be volatile. Given the limited trading of the Certificates, the market price for the Certificates may be volatile, potentially influenced by the following:

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

Risks Relating to Taxes

If the Trust is not treated as a liquidating trust for federal tax purposes, there may be adverse tax consequences to the Trust and the Certificateholders. Pursuant to the Trust Agreement, the Trust was organized with the intention that it qualify as a liquidating trust under applicable federal income tax rules. A liquidating trust is treated as a grantor trust, which is a pass-through entity for federal income tax purposes. However, no legal opinions have been requested from counsel, and no rulings have been or will be requested from the Internal Revenue Service (the “IRS”), as to the tax treatment of the Trust. Accordingly, there can be no assurance that the IRS will not assert, and that a court would not conclude, that the Trust does not qualify as a liquidating trust. If the Trust does not qualify as a liquidating trust, it is intended that the Trust be treated as a partnership for U.S. federal income tax purposes (which would also be a pass-through entity for federal income tax purposes although the tax consequences of owning a partnership may differ from those of owning a grantor trust in some respects, possibly adversely); however, that treatment as a partnership is also not certain. Because a significant proportion of the Trust’s income is expected to be real property rents received from Penney Intermediate Holdings LLC or an assignee or sub-lessee thereof, the Trust Agreement includes restrictions on the transferability of Trust Certificates to Certificateholders that directly or indirectly own 4.9% or more of the Trust Certificates, which restrictions are intended to ensure that the Trust’s rental income is not treated as received from a lessee or sub-lessee that is treated as related to the Trust for purposes of the publicly traded partnership “qualifying income” rules. These restrictions are intended to preserve the status of the Trust’s rental income as “qualifying income” and thus, preserve the Trust’s status as a partnership for U.S. federal income tax purposes in the event that the Trust is not treated as a grantor trust. However, Penney Intermediate Holdings LLC is permitted to transfer its rights and obligations under the Master Leases in a variety of situations and the Trust may be unable to control who becomes a lessee or sublessee thereunder. Accordingly, even if the Trust Agreement’s transfer restrictions are complied with, they may not prevent some or all of the Trust’s rental income from being treated as related party rent for purposes of the publicly traded partnership rules, which could cause the Trust to fail to qualify as a partnership. If the Trust does not qualify as a liquidating trust and is not treated as a partnership for federal income tax purposes, there may be adverse federal income tax consequences, including taxation of the income of the Trust at the entity level, which could reduce the amount of cash available for distributions to the Certificateholders, and additional tax payable by the Certificateholders upon their receipt of distributions.

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

Purchasers of Trust Certificates may be required to make special calculations to determine tax gain or loss on the sale of Trust Certificates. The owner of beneficial interests in a grantor trust (like a Trust Certificate) for most federal income tax purposes is treated as owning its proportionate share of the trust’s assets, incurring its proportionate share of the trust’s liabilities and earning its proportionate share of the income of the trust. The Trust does not maintain a separate basis account for any subsequent purchaser of a Trust Certificate in an open market transaction. However, to the extent the Trust is treated as a grantor trust, such a subsequent purchaser may be treated as though such purchaser purchased the assets of the Trust deemed to have been owned by the selling Certificateholder by reason of owning Trust Certificates. The subsequent purchaser should have a fair market value tax basis in the acquired Trust Certificates equal to such purchaser’s purchase price of the Trust Certificates. However, the books and records of the Trust may not reflect this new basis. Upon the sale of assets by the Trust, such a subsequent purchaser may need to make special calculations to report correctly its share of gain or loss for federal income tax purposes. Investors are urged to consult with their tax advisors regarding the acquisition, ownership and disposition of Trust Certificates.

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

The Certificateholders may be subject to state and local income taxes and may have to file tax returns in each jurisdiction where a Property is located. The Trust owns real property located in a significant number of U.S. states. Many U.S. states impose income taxes on income earned with respect to real property located in such jurisdiction, including on gains resulting from the disposition of such property. States or localities that respect the pass-through nature of the Trust for tax purposes may require a Certificateholder to file a tax return and pay income tax in their jurisdiction. Because the Trust owns properties in 35 U.S. states and Puerto Rico, this could result in the Certificateholders being required to file tax returns and paying taxes in a large number of jurisdictions.

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

Information technology, data security breaches and other similar events could harm the Trust. The Trust and its service providers, including the Manager, rely on information technology and other computer resources to perform operational activities as well as to maintain the Trust’s business records and financial data. These computer systems are subject to damage or interruption from power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and breach of data security protocols by its personnel or third-party service providers. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Although the Trust has implemented administrative and technical controls and taken other actions to minimize the risk of cyber incidents and otherwise protect its information technology, computer intrusion efforts are becoming increasingly sophisticated, thereby increasing the difficulty of detecting and defending against them, and even the controls that the Trust has installed might be breached. The techniques and sophistication used to conduct cyberattacks and compromise information technology systems, as well as the sources and targets of these attacks, change and are often not recognized until such attacks are launched or have been in place for some time. In addition, there has been an increase in state sponsored cyberattacks which are often conducted by capable, well-funded groups. The rapid evolution and increased adoption of artificial intelligence technologies amplifies these concerns.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We rely on our technology infrastructure and information systems to perform operational activities as well as to maintain the Trust’s business records and financial data. Our internally developed system and processes, may be susceptible to damage or interruption from cybersecurity threats, which include any unauthorized access to our information systems that may result in adverse effects on the confidentiality, integrity, or availability of such systems or the related information. Potential cybersecurity threats include terrorist or hacker attacks, the introduction of malicious computer viruses, ransomware, falsification of banking and other information, insider risk, or other security breaches. Such attacks have become more and more sophisticated over time, especially as threat actors have become increasingly well-funded by, or themselves include, governmental actors with significant means. We expect that sophistication of cyber-threats will continue to evolve as threat actors increase their use of AI and machine-learning technologies. Many threat actors are well funded.

We have implemented controls and processes to assess, identify, and manage cybersecurity risks, including potentially material risks, related to our internal information systems and our products. The Trust’s management, including its Principal Executive Officer and Principal Financial Officer, has direct oversight of the management of cybersecurity risks.

Management oversees our enterprise risk management process. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conduct an annual comprehensive enterprise risk assessment, which includes details of our management of enterprise-wide risk topics, such as those related to cybersecurity risks. Management receives the full results of the annual enterprise risk assessment, including an evaluation of cybersecurity risks presented, a detailed description of the actions we have taken to mitigate these risks and an analysis of cybersecurity threats and incidents across the industry. Management reviews the results of the enterprise risk assessment in detail on a regular basis.

We have adopted the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to continually evaluate and enhance our cybersecurity procedures. Activities include technical security controls, enhanced data protection, the maintenance of backup and protective systems, policy review and implementation and periodic assessments of third-party service providers to assess cyber preparedness of key vendors.

We are not aware of any risks from cybersecurity threats, including any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect the Trust, including its business, results of operations or financial condition. Refer to Item 1A. Risk Factors in this Annual Report on Form 10-K, specifically “Information technology, data security breaches and other similar events could harm the Trust,” for additional discussion about cybersecurity-related risks.

ITEM 2. PROPERTIES

For summary information regarding our owned and ground-leased Retail Properties as of December 31, 2023, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Square feet and annual base rent are presented in thousands. For additional details on our Retail Properties, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

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

Holders

At March 8, 2024, we had one Certificateholder of record because all our Certificates are in book entry form through the Depository Trust Company. The number of beneficial owners is substantially greater than the number of record holders, because all of our Certificates are held in “street name” by banks and brokers.

Dividend Policy

For the years ended December 31, 2023 and 2022, the Trust paid distributions to the Certificateholders of $126,002 or $1.68 per certificate and $824,215 or $10.99 per certificate, respectively.

The Trust is required to distribute on a monthly basis the proceeds from lease payments under the Master Leases (until such time as all of the Properties have been sold) and all sales proceeds from the disposition of Properties, in each case pro rata, to the Certificateholders as of the record date immediately preceding the applicable distribution date. Such distributions shall be net of tax payments to be made by the Trust, fees and expenses of the Trustee, the Manager and any other professional advisors, and funds to be set aside for the Trustee’s and Manager’s reserve accounts pursuant to the Trust Agreement.

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2023.

Trust Purchases of Equity Securities

There were no purchases of equity securities by the Trust during the year ended December 31, 2023.

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
•pandemics or other public health crises, such as COVID-19, and the related impact on (i) our ability to manage our properties, finance our operations and perform necessary administrative and reporting functions and (ii) our tenant’s ability to operate their businesses, generate sales and meet their financial obligations, including the obligation to pay rent, capital expenditures and other charges as specified in their leases;
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
Principal External Factors that Affect our Results of Operations

Inflation Risk and Economic Conditions

Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, rising interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose continued risk to the Company and the U.S. economy. The ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others, is also contributing to economic and geopolitical uncertainty. Downturns in the general economy could cause a decline in the demand for our properties and our Tenants’ products. Our operations could also be impacted by inflation and increased interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the years ended December 31, 2023 and 2022.

While we did not incur any disruptions to our lease income and occupancy during the year ended December 31, 2023 as a result of these adverse political and economic conditions, credit markets or other events, any of these events could materially adversely impact the Trust or Penney Intermediate Holdings LLC's business. The Trust continues to closely monitor economic, financial and social conditions, including the effects of inflation.

Climate Change and ESG Regulations

As discussed in Item 1, "Environmental Matters" and Item 1A, "Risk Factors - Environmental compliance costs and liabilities associated with the Properties may materially impair the value of those assets.”, our Properties are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements. While we do not currently anticipate any material adverse effect on our business, financial condition or competitive position as a result of our efforts to comply with such requirements, new or more stringent laws or regulations regarding environmental and worker health and safety laws could affect our operations and increase our operational and compliance expenditures. It is also possible that liabilities from newly-discovered non-compliance or contamination could have a material adverse effect on our business, financial condition and results of operations.

Executive Summary
Copper Property CTL Pass Through Trust exists for the sole purpose of collecting rent, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of December 31, 2023, we owned 130 retail operating properties, 21 of which are encumbered by ground leases, across 35 U.S. states and Puerto Rico representing 17.3 million square feet of leasable space. The number of retail operating properties decreased to 130 as of December 31, 2023 from 133 as of December 31, 2022 as a result of three dispositions during 2023.

The following table summarizes our portfolio as of December 31, 2023:

Retail Properties
	# of Properties				(a)		(a)		(a)
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for the Year ended December 31, 2023	Lease income as % of total	Lease income for the Year ended December 31, 2022	Lease income as % of total	Lease income for the period from the Effective Date to December 31, 2021	Lease income as % of total
CA	17	4	21	3,103	18,940	18.8%	18,915	18.8%	17,338	18.8%
TX	17	4	21	2,147	13,066	13.0%	13,046	13.0%	11,959	13.0%
FL	8	1	9	1,292	8,529	8.5%	8,516	8.5%	7,806	8.5%
NJ	5	—	5	883	5,055	5.0%	5,050	5.0%	4,630	5.0%
WA	3	1	4	666	4,538	4.5%	4,532	4.5%	4,154	4.5%
NY	1	2	3	470	4,352	4.3%	4,311	4.3%	3,952	4.3%
IL	5	—	5	845	4,078	4.1%	4,072	4.1%	3,733	4.1%
NV	2	1	3	438	3,424	3.4%	3,419	3.4%	3,134	3.4%
AZ	4	—	4	493	3,402	3.4%	3,397	3.4%	3,114	3.4%
MI	6	—	6	863	3,399	3.4%	3,394	3.4%	3,111	3.4%
OH	5	—	5	645	3,060	3.0%	3,056	3.0%	2,801	3.0%
PA	4	—	4	555	2,928	2.9%	2,924	2.9%	2,681	2.9%
CO	2	1	3	362	2,101	2.1%	2,099	2.1%	1,924	2.1%
KY	1	1	2	251	1,848	1.8%	1,846	1.8%	1,692	1.8%
NM	2	—	2	266	1,834	1.8%	1,832	1.8%	1,679	1.8%
Other	27	6	33	3,988	20,086	20.0%	20,048	20.0%	18,387	20.0%

Total Retail	109	21	130	$17,267	$100,640	100%	$100,457	100%	$92,095	100%

(a) For the years ended December 31, 2023 and 2022 and the period from the Effective Date to December 31, 2021, lease income recognized from the portfolio as of December 31, 2023 consists of the following:

	Year ended December 31, 2023	Year ended December 31, 2022	Period from the Effective Date to December 31, 2021
Base rent	$101,114	$100,978	$46,282
Straight-line rental income	(2,324)	(2,324)	44,151
Amortization of above and below market lease	(2,212)	(2,212)	(2,027)
Ground lease reimbursement income	4,062	4,015	3,689
Lease income	$100,640	$100,457	$92,095

Company Highlights — Year ended December 31, 2023
Acquisitions
We had no acquisition activity during the year ended December 31, 2023.

Dispositions

The following table summarizes the disposition activity during the year ended December 31, 2023:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/22/23	Temecula, CA	Retail	Fee Simple	125	$6,000	$5,869	$(496)
8/9/23	Katy, TX	Retail	Fee Simple	100	$11,282	$11,029	$2,687
12/6/23	South Jordan, UT	Retail	Fee Simple	99	$4,475	$4,385	$(579)
				324	$21,757	21,283	$1,612

In December 2021, a Retail Property in Queens, New York was sold for aggregate sales proceeds, net of $38,785, of which $1,326 was held in escrow after closing. In March 2023, the amounts held in escrow were released to the Trust and included in gain on sales of investment properties, net. During the year ended December 31, 2023, net gain on sales of investment properties was $2,936, which includes a gain of $1,326 less $2 of selling expenses, from the release of escrow from the Retail Property in Queens, New York and a net gain of $1,612 from the dispositions of the Retail Properties in Temecula, California, Katy, Texas and South Jordan, Utah.

Leasing Activity

There was no leasing activity during the year ended December 31, 2023.

Capital Markets
There was no capital markets activity during the year ended December 31, 2023.

Distributions
We paid distributions to the Certificateholders of $126,002 or $1.68 per certificate during the year ended December 31, 2023.

Results of Operations
Comparison of the year ended December 31, 2023 to the year ended December 31, 2022
For the year ended December 31, 2023, net income attributable to Certificateholders was $69,161 or $0.92 per Certificate, as compared to $87,508 or $1.17 per Certificate for the corresponding period in 2022.
The following describes the changes on the Trust’s consolidated statements of operations that resulted in the decrease to net income attributable to Certificateholders during the year ended December 31, 2023, as compared to the year ended December 31, 2022:

Lease income - The decrease in lease income of $6,813 for the year ended December 31, 2023, as compared to the corresponding period in 2022, is due to dispositions during 2022 and 2023.

Operating expenses - The decrease in operating expenses of $1,081 for the year ended December 31, 2023, as compared to the corresponding period in 2022, is primarily due to decreases in management fees paid to the Manager and other taxes paid to governmental authorities.

Depreciation and amortization - The decrease in depreciation and amortization of $1,447 for the year ended December 31, 2023, as compared to the corresponding period in 2022, is due to dispositions during 2022 and 2023.

General and administrative expenses - The decrease in general and administrative expenses of $3,651 for the year ended December 31, 2023, as compared to the corresponding period in 2022, is primarily due to decreases in insurance expense and legal expenses.
Gain on sales of investment properties, net - For the year ended December 31, 2023, gain on sales of investment properties, net of $2,936 includes a net gain of $1,324 from a disposition that occurred in 2021 and a net gain of $1,612 from the dispositions of three Retail Properties for aggregate sales proceeds of $21,283. For the year ended December 31, 2022, the gain on sales of investment properties, net of $21,726 was due to the disposition of fourteen Retail Properties for aggregate sales proceeds of $156,252.

Other income - Other income consists of interest income earned on investments in money market instruments and non-recurring income. The increase in other income of $1,077 for the year ended December 31, 2023, as compared to the corresponding period in 2022, is primarily due to an increase in interest income.

Comparison of the year ended December 31, 2022 to the period from the Effective Date to December 31, 2021

For the year ended December 31, 2022, net income attributable to Certificateholders was $87,508 or $1.17 per certificate, as compared to $196,716 or $2.62 per certificate period from the Effective Date to December 31, 2021.

The following describes the changes on the Trust’s consolidated statements of operations that resulted in the decrease to net income attributable to Certificateholders during the year ended December 31, 2022, as compared to the period from the Effective Date to December 31, 2021:

Lease income - The decrease in lease income of $38,529 for the year ended December 31, 2022, as compared to the period from the Effective Date to December 31, 2021, is due to dispositions during the year ended December 31, 2022 and the period from the Effective Date to December 31, 2021.

Depreciation and amortization - The decrease in depreciation and amortization of $14,490 for the year ended December 31, 2022, as compared to the period from the Effective Date to December 31, 2021 is due to dispositions during the year ended December 31, 2022 and the period from the Effective Date to December 31, 2021.

Provision for impairment of investment properties - During the year ended December 31, 2022, the Trust did not remeasure any investment properties to fair value on a nonrecurring basis, and no impairment charges were recorded. During the period from the Effective Date to December 31, 2021, the Trust remeasured two Retail Properties to fair value and recognized a provision for impairment of $1,951.

Gain on sales of investment properties, net - During the year ended December 31, 2022, the Trust sold fourteen Retail Properties for aggregate sales proceeds of $156,252, which resulted in a gain on sales of investment properties, net of $21,726. During the period from the Effective Date to December 31, 2021, the Trust sold all six Warehouses and thirteen Retail Properties for aggregate sales proceeds of $793,647, which resulted in a gain on sales of investment properties, net of $109,696.

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

	Year ended December 31, 2023	Year ended December 31, 2022	Period from the Effective Date to December 31, 2021
Net income	$69,161	$87,508	$196,716
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	19,245	20,692	35,182
Provision for impairment of investment properties	—	—	1,951
Gain on sales of investment properties, net	(2,936)	(21,726)	(109,696)
Straight-line rental income, net	2,346	2,498	(58,037)
Amortization of above and below market lease intangibles, net	2,207	1,691	405
Interest income	(1,190)	(427)	—
Formation expenses	—	—	364
Non-cash ground rent expense, net	5,981	6,160	5,782
Non-cash ground lease reimbursement income	(4,062)	(4,015)	(3,717)
NOI	$90,752	$92,381	$68,950
The decrease in NOI of $1,629 for the year ended December 31, 2023, as compared to the year ended December 31, 2022, is primarily from (i) a net decrease in lease income of $6,496 due to the dispositions of fourteen Retail Properties in 2022 and the dispositions of three Retail Properties in 2023, partially offset by (ii) a net decrease in general and administrative expenses of $3,651, (iii) a net decrease in operating expenses of $902 and (iv) an increase in non-recurring other income of $314.

The increase in NOI was $23,431 for the year ended December 31, 2022, as compared to the period from the Effective Date to December 31, 2021, is primarily due to the expiration of a 50% rent abatement at December 31, 2021 which resulted in a net increase in lease income of $22,994, however the increase in lease income would have been larger if not for the dispositions of thirteen Retail Properties and six Warehouses during the period from the Effective Date to December 31, 2021 and the dispositions of fourteen Retail Properties during the year ended December 31, 2022.

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
The following table presents a reconciliation of net income to FFO and Operating FFO:

	Year ended December 31, 2023	Year ended December 31, 2022	Period from Effective Date to December 31, 2021
Net income	$69,161	$87,508	$196,716
Depreciation and amortization of real estate	19,245	20,692	35,182
Gain on sales of investment properties, net	(2,936)	(21,726)	(109,696)
FFO	$85,470	$86,474	$124,153

FFO per certificate outstanding – basic and diluted	$1.14	$1.15	$1.66

FFO	$85,470	$86,474	$124,153
Dead deal costs	553	514	—
Formation expenses	—	—	364
Operating FFO	$86,023	$86,988	$124,517

Operating FFO per certificate outstanding – basic and diluted	$1.15	$1.16	$1.66
The decrease in FFO and Operating FFO of $1,004 and $965, respectively, for the year ended December 31, 2023, as compared to the year ended December 31, 2022 is primarily from (i) a decrease in lease income of $6,813 due to dispositions in 2022 and 2023, partially offset by (ii) a net decrease in general and administrative expenses of $3,690, (iii) a net decrease in operating expenses of $1,081 and (iv) an increase in other income of $1,077.
The decrease in FFO and Operating FFO of $37,679 and $37,529, respectively, for the year ended December 31, 2022, as compared to the period from the Effective Date to December 31, 2021, is primarily due to the decrease of lease income of $38,529 resulting from dispositions during the year ended December 31, 2022 and the period from the Effective Date to December 31, 2021.

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

We had no indebtedness as of December 31, 2023 and 2022.

Debt Maturities
We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of December 31, 2023 and 2022.
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
We paid distributions to the Certificateholders of $126,002 or $1.68 per certificate during the year ended December 31, 2023, and $824,215 or $10.99 per certificate during the year ended December 31, 2022.

Dispositions
Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the years ended December 31, 2023 and 2022, included in the amount we paid to Certificateholders was $33,768 and $733,622, respectively, of aggregate net sales proceeds.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the Tenant under the Master Leases and should otherwise be met with cash flows from operations.

Summary of Cash Flows
The following table summarizes our cash flows:

	Year ended December 31, 2023	Year ended December 31, 2022	Period from the Effective Date to December 31, 2021
Net cash provided by operating activities	$92,497	$89,452	$78,429
Net cash provided by investing activities	22,609	156,163	793,647
Net cash used in financing activities	(126,002)	(824,215)	(270,117)
Change in cash, cash equivalents and restricted cash	(10,896)	(578,600)	601,959
Cash, cash equivalents and restricted cash, at beginning of period	48,922	627,522	25,563
Cash, cash equivalents and restricted cash, at end of period	$38,026	$48,922	$627,522

Cash Flows from Operating and Investing Activities
Net cash provided by operating activities for the years ended December 31, 2023 and 2022 and the period from the Effective Date to December 31, 2021 were $92,497, $89,452 and $78,429, respectively.

The increase of $3,045 for the year ended December 31, 2023 as compared to 2022 is primarily due to an increase of $2,394 in other assets resulting from a reduction in insurance premium, but offset by decreases in lease income and depreciation and amortization due to the sale of three Retail Properties between December 31, 2022 and December 31, 2023.

The increase of $11,023 for the year ended December 31, 2022 as compared to the period from the Effective Date to December 31, 2021 is primarily attributable to the expiration of a 50% retail rent abatement as of December 31, 2021, but offset by properties sold during 2021 and 2022 and changes in other liabilities and accrued expenses due to timing of payments and reduction of liabilities acquired at acquisition.

Net cash provided by investing activities for the years ended December 31, 2023 and 2022, and the period from the Effective Date to December 31, 2021 were $22,609, $156,163 and $793,647, respectively. Investing activities consists primarily of proceeds from sales of investment properties, and the decrease in net cash provided by investing activities for the year ended December 31, 2023 as compared to 2022 and for the year ended December 31, 2022 as compared to the period from the Effective Date to December 31, 2021 is due to disposition activity in each Reporting Period.

For the year ended December 31, 2023, total net cash provided by operating and investing activities was $115,106, however $126,002 was distributed to Certificateholders in 2023, of which $22,944 were distributions of cash flows from operating and investing activities received during December 2022.

For the year ended December 31, 2022, total net cash provided by operating and investing activities was $245,615, however $824,215 was distributed to Certificateholders in 2022, of which $600,851 from cash flows provided by operating and investing activities received during December 2021.

Management believes that cash flows from operations and sales of investment properties and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Financing Activities

Cash flows used in financing activities for the years ended December 31, 2023 and 2022, and the period from the Effective Date to December 31, 2021 were $126,002, $824,215 and $270,117, respectively. Financing activities consists of distributions paid to Certificateholders, however in 2021, financing activities also included payments of an assumed liability for transaction costs of $8,651.

Contractual Obligations
As of December 31, 2023, we have 21 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of December 31, 2023:

Payments due by period
2024	$4,124
2025	4,116
2026	4,138
2027	4,197
2028	4,257
Thereafter	215,902
Less imputed interest	$(198,971)
Lease liabilities as of December 31, 2023	$37,763

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

The following disclosure pertains to accounting policies and estimates we believe are most critical to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments.

Impairment of Long-Lived Assets

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

Impact of Recently Issued Accounting Pronouncements
None.

Subsequent Events
Subsequent to December 31, 2023, we paid monthly distributions to Certificateholders of $12,320 or $0.16 per certificate in January 2024, $6,342 or $0.08 per certificate in February 2024 and $7,716 or $0.10 per certificate in March 2024.

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

As of December 31, 2023, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Trustee and Certificateholders of Copper Property CTL Pass Through Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Copper Property CTL Pass Through Trust and its subsidiaries (the “Trust”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, of equity and of cash flows for each of the two years in the period ended December 31, 2023 and for the period from January 30, 2021 (Effective Date) to December 31, 2021, including the related notes and schedule of real estate and accumulated depreciation as of December 31, 2023 appearing under Item 15(a)(ii)(1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 and for the period from January 30, 2021 (Effective Date) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Chicago, IL
March 8, 2024
We have served as the Trust's auditor since 2021.

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(in thousands except certificate amounts)

	As of December 31, 2023	As of December 31, 2022
Assets
Investment properties:
Land and improvements	$408,064	$422,114
Building and other improvements	492,937	497,523
	901,001	919,637
Less: accumulated depreciation	(41,818)	(27,742)
Net investment properties	859,183	891,895
Cash and cash equivalents	38,026	48,922
Accounts receivable	39,504	42,685
Lease intangible assets, net	212,001	228,529
Right-of-use lease assets, net	85,254	87,086
Other assets, net	522	831
Total assets	$1,234,490	$1,299,948

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$1,224	$1,061
Lease intangible liabilities, net	93,078	101,920
Lease liabilities	37,763	37,676
Other liabilities	8,603	8,628
Total liabilities	140,668	149,285

Commitments and contingencies (Note 6)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of December 31, 2023 and 2022	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(858,298)	(801,457)
Total equity	1,093,822	1,150,663
Total liabilities and equity	$1,234,490	$1,299,948

The accompanying notes are an integral part of these consolidated financial statements.

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(in thousands, except certificate and per certificate amounts)

	Year ended December 31, 2023	Year ended December 31, 2022	Period from the Effective Date to December 31, 2021
Revenues:
Lease income	$101,582	$108,395	$146,924

Expenses:
Operating expenses	12,610	13,691	14,262
Depreciation and amortization	19,245	20,692	35,182
Provision for impairment of investment properties	—	—	1,951
General and administrative expenses	5,263	8,914	8,145
Total expenses	37,118	43,297	59,540

Other income:
Gain on sales of investment properties, net	2,936	21,726	109,696
Other income	1,761	684	—
Formation expenses	—	—	(364)
Total other income	4,697	22,410	109,332

Net income	$69,161	$87,508	$196,716

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.92	$1.17	$2.62
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000	75,000,000

The accompanying notes are an integral part of these consolidated financial statements.

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(in thousands, except certificate and per certificate amounts)

	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings		Total Equity
Balance as of January 30, 2021 (Effective Date)	75,000,000	$1,952,120	$—		$1,952,120
Net income	—	—	196,716	R	196,716
Distributions paid to Certificateholders ($3.49 per certificate)	—	—	(261,466)		(261,466)
Balance as of December 31, 2021	75,000,000	$1,952,120	$(64,750)		$1,887,370

Net income	—	—	87,508	R	87,508
Distributions paid to Certificateholders ($10.99 per certificate)	—	—	(824,215)		(824,215)
Balance as of December 31, 2022	75,000,000	$1,952,120	$(801,457)		$1,150,663

Net income	—	—	69,161	R	69,161
Distributions paid to Certificateholders ($1.68 per certificate)	—	—	(126,002)		(126,002)
Balance as of December 31, 2023	75,000,000	$1,952,120	$(858,298)		$1,093,822

The accompanying notes are an integral part of these consolidated financial statements.

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31, 2023	Year ended December 31, 2022	Period from the Effective Date to December 31, 2021
Cash flows from operating activities:
Net income	$69,161	$87,508	$196,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,245	20,692	35,182
Provision for impairment of investment properties	—	—	1,951
Straight-line rental income, net	2,346	2,498	(58,037)
Amortization of above/below market leases, net	2,207	1,691	405
Gain on sales of investment of properties, net	(2,936)	(21,726)	(109,696)
Changes in assets and liabilities:
Changes in accounts receivable	160	26	(34)
Changes in other assets	219	(2,175)	(1,144)
Changes in right-of-use lease assets	1,832	2,023	1,972
Changes in accounts payable and accrued expenses	201	(483)	1,670
Changes in lease liabilities	87	122	93
Changes in other liabilities	(25)	(724)	9,351
Net cash provided by operating activities	92,497	89,452	78,429

Cash flows from investing activities:
Capital expenditures for investment properties	—	(89)	—
Proceeds from sales of investment properties	22,609	156,252	793,647
Net cash provided by investing activities	22,609	156,163	793,647

Cash flows from financing activities:
Acquisition-related costs incurred subsequent to Inception	—	—	(8,651)
Distributions paid to Certificateholders	(126,002)	(824,215)	(261,466)
Net cash used in financing activities	(126,002)	(824,215)	(270,117)

Net change in cash and cash equivalents	(10,896)	(578,600)	601,959
Cash and cash equivalents, at beginning of period	48,922	627,522	25,563
Cash and cash equivalents, at end of period	$38,026	$48,922	$627,522

The accompanying notes are an integral part of these consolidated financial statements.

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

As of December 31, 2023, the real estate portfolio consists of 130 Retail Properties, of which 21 are encumbered by ground leases, in the United States (the "U.S.") across 35 states and Puerto Rico, and comprising 17.3 million square feet of leasable space.
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

The Trustee performs trust administration duties, including treasury management and certificate administration, and earns trustee fees. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly, and are included in “General and administrative expenses” on the accompanying consolidated statements of operations. For the years ended December 31, 2023, 2022, and the period from the Effective Date to December 31, 2021, the Trust incurred trustee fees of $100, $100 and $105, respectively.

On December 30, 2021, the Trust amended the Trust Agreement, without the consent of its Certificateholders (as provided in the Trust Agreement), to permit the Trust to invest moneys held by the Trust instead of holding them in non-interest bearing accounts. The Trust has adopted a policy to maintain its cash equivalents in a government money market fund administered by a major bulge bracket investment banking firm which invests its assets only in (i) cash and (ii) securities issued or guaranteed by the United States or certain U.S. government agencies and having a weighted average life and weighted average maturity of no more than 120 days and 60 days, respectively. Each of these government money market funds is managed to maintain a stable net asset value, thereby eliminating principal risk. As a result of these investments, for the years ended December 31, 2023 and 2022 , the Trust earned interest

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

income of $1,190 and $427, respectively, which are included in "Other income" on the accompanying consolidated statements of operations.

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

For the years ended December 31, 2023 and 2022, and the period from the Effective Date to December 31, 2021, the Trust incurred Base Fees of $5,869, $6,242 and $8,058, respectively, which are included in “Operating expenses” on the accompanying consolidated statements of operations, of which $492 and $494 as of December 31, 2023 and 2022, respectively, were included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets. For the years ended December 31, 2023, 2022, and the period from the Effective Date to December 31, 2021, the Trust incurred Asset Management Fees of $86, $591 and $4,454, respectively, which are included in “Gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

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
To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value. For the years ended December 31, 2023 and 2022, no impairment charge was recorded. For the period from the Effective Date to December 31, 2021, the Trust recognized a provision for impairment of $1,951.
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
As of December 31, 2023 and 2022, there were no properties classified as held for sale.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Cash and Cash Equivalents
The Trust maintains its cash and cash equivalents at major financial institutions. At December 31, 2023 and 2022, cash equivalents consisted of investments in money market instruments. Cash and cash equivalents totaled $38,026 and $48,922 as of December 31, 2023 and 2022, respectively. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Trust periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is remote. While the Trust did not have any accounts with any recently failed financial institution, nor has it experienced any losses to date on its cash and cash equivalents held in bank accounts, there is no assurance that financial institutions in which we hold our cash and cash equivalents will not fail, in which case we may be subject to a risk of loss or delay in accessing all or a portion of our funds exceeding the FDIC insurance coverage, which could adversely impact our short-term liquidity, ability to operate our business, and financial performance.
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
At lease commencement, the Trust estimated that collectibility was probable for the Master Leases due to the creditworthiness analysis performed. Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. The Trust will remove the cash basis designation and resume recording lease income from such tenant on an accrual basis when the Trust believes that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history. For the Reporting Periods, lease income is accounted for on the accrual basis of accounting. As of December 31, 2023, lease payments of $8,583 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and will be recognized as lease income in January 2024. As of December 31, 2022, lease payments of $8,555 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and were recognized as lease income in January 2023.
The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statement of operations. During the Reporting Periods, there was no uncollectible lease income.
Right-of-use Lease Assets and Lease Liabilities
The Trust was assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. As of December 31, 2023, the Trust held an interest as lessee of land under 21 non-cancellable ground leases. Rental expense associated with land that the Trust leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease. In accordance with the Master Lease, rental expense associated with land is paid directly by Penney Intermediate Holdings LLC and is included in “Lease income” in the accompanying consolidated statements of operations (see Note 4).
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
The Trust records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. All tax returns remain subject to examination by federal and various state tax jurisdictions. As of December 31, 2023 and 2022, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.
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
Reclassifications

For the year ended December 31, 2022, and the period from the Effective Date to December 31, 2021, amounts have been reclassified from "changes in accounts receivable" to "straight-line rental income, net" in the accompanying consolidated statements of cash flows to conform with the 2023 presentation.

(3) INVESTMENT PROPERTIES
As of December 31, 2023, the Trust's real estate portfolio consisted of 130 Retail Properties across 35 U.S. states and Puerto Rico.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$7,687	$7,687	$7,687	$7,687	$7,687	$92,240	$130,675
In-place lease intangibles (a)	4,784	4,784	4,784	4,784	4,784	57,406	81,326
Lease intangible assets, net (b)	$12,471	$12,471	$12,471	$12,471	$12,471	$149,646	$212,001

Below market lease intangibles (a)	$5,475	$5,475	$5,475	$5,475	$5,475	$65,703	$93,078
Lease intangible liabilities, net (b)	$5,475	$5,475	$5,475	$5,475	$5,475	$65,703	$93,078

(a) Represents the portion of the leases in which the Trust is the lessor. The amortization of above market lease intangibles is recorded as a reduction to lease income, and the amortization of below market lease intangibles is recorded as an increase to lease income. The amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

(b) As of December 31, 2023, lease intangible assets, net and lease intangible liabilities, net are presented net of $36,373 and $15,969 of accumulated amortization, respectively. As of December 31, 2022, lease intangible assets, net and lease intangible liabilities, net are presented net of $24,334 and $10,853 of accumulated amortization, respectively.

As of December 31, 2023 and 2022, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 17.0 years and 18.0 years, respectively.

Amortization expense for the years ended December 31, 2023 and 2022, and the period from the Effective Date to December 31, 2021 were as follows:

	Year ended December 31, 2023	Year ended December 31, 2022	Period from the Effective Date to December 31, 2021
Amortization of:
In-place lease intangibles	$4,827	$5,227	$6,397
Above market lease intangibles	$7,768	$7,975	$7,637
Below market lease intangibles	$5,561	$6,284	$7,232

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Dispositions

The following table summarizes the disposition activity during the year ended December 31, 2023:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/22/23	Temecula, CA	Retail	Fee Simple	125	$6,000	$5,869	$(496)
8/9/23	Katy, TX	Retail	Fee Simple	100	$11,282	$11,029	$2,687
12/6/23	South Jordan, UT	Retail	Fee Simple	99	$4,475	$4,385	$(579)
				324	$21,757	21,283	$1,612
In December 2021, a Retail Property in Queens, NY was sold for aggregate sales proceeds, net of $38,785, of which $1,326 was held in escrow after closing. In March 2023, the amounts held in escrow were released to the Trust and included in gain on sales of investment properties, net. During the year ended December 31, 2023, net gain on sales of investment properties was $2,936, which includes a gain of $1,326 less $2 of selling expenses, from the release of escrow from the Retail Property in Queens, NY and a net gain of $1,612 from the dispositions of the Retail Properties in Temecula, CA, Katy, TX and South Jordan, UT.
The following table summarizes the disposition activity during the year ended December 31, 2022:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
1/6/22	Culver City, CA	Retail	Fee Simple	204	$22,000	$20,961	$3,651
7/20/22	Pleasanton, CA	Retail	Fee Simple	156	16,000	15,799	4,795
7/25/22	Franklin, TN	Retail	Fee Simple	104	5,650	5,565	273
8/25/22	Nashua, NH	Retail	Fee Simple	105	6,550	6,454	972
8/29/22	Sterling, VA	Retail	Fee Simple	126	5,650	5,546	(416)
9/9/22	Five Property Portfolio (1)	Retail	Fee Simple	857	53,000	51,379	(1,232)
10/5/22	Westminster, CA	Retail	Ground Lease	153	23,000	22,613	7,528
11/30/22	Austin, TX	Retail	Fee Simple	144	13,200	12,777	3,672
12/6/22	Lafayette, LA	Retail	Fee Simple	105	8,100	7,939	2,034
12/15/22	The Woodlands, TX	Retail	Fee Simple	146	7,760	7,219	449
				2,100	$160,910	$156,252	$21,726
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

The dispositions completed during the years ended December 31, 2023, 2022, and the period from the Effective Date to December 31, 2021 did not qualify for discontinued operations treatment and are not considered individually significant.

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
The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by Penney Intermediate Holdings LLC and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by Penney Intermediate Holdings LLC are not included in the accompanying consolidated statement of operations, except for ground lease payments made by Penney Intermediate Holdings LLC, since recording cash payments made by Penney Intermediate Holdings LLC is necessary to relieve amounts due to the ground lessor included in the ground lease

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

liabilities. Ground lease payments made by Penney Intermediate Holdings LLC of $4,062, $4,015 and $3,717 for the years ended December 31, 2023 and 2022, and the period from the Effective Date to December 31, 2021, respectively, were paid directly to the ground lessor by Penney Intermediate Holdings LLC and were included in “Lease income” in the accompanying consolidated statements of operations.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by Penney Intermediate Holdings LLC to the Trust in accordance with the terms of the Master Lease, and are presented net of reimbursement from Penney Intermediate Holdings LLC on the consolidated statements of operations. During the years ended December 31, 2023, 2022, and the period from the Effective Date to December 31, 2021, the Trust remitted sales and use taxes of $795, $681 and $285, respectively, which were fully reimbursed by Penney Intermediate Holdings LLC as of the end of each corresponding Reporting Period.
From time to time the Trust may have leasing activity with replacement tenants other than Penney Intermediate Holdings LLC, but has had none to date.
Lease income related to the Trust’s operating leases during the years ended December 31, 2023, 2022, and the period from the Effective Date to December 31, 2021 is comprised of the following:

	Year ended December 31, 2023	Year ended December 31, 2022	Period from the Effective Date to December 31, 2021
Lease income related to fixed and variable lease payments
Base rent	$102,073	$108,569	$85,575
Straight-line rental income, net (a)	(2,346)	(2,498)	58,037
Ground lease reimbursement income (b)	4,062	4,015	3,717
Other
Amortization of above and below market lease intangibles (c)	(2,207)	(1,691)	(405)
Lease income	$101,582	$108,395	$146,924
(a)Represents the impact of straight-line rent (contractual rent exceeds straight line rent).
(b)Ground lease reimbursement income consists of lease payments due from the tenant for land leased under non-cancellable operating leases.
(c)Represents above and below market lease amortization recognized straight line over the lease term.

As of December 31, 2023, undiscounted lease payments to be received under operating leases, for the next five years and thereafter are as follows:

Lease Payments
2024	$100,978
2025	100,978
2026	100,978
2027	100,978
2028	100,978
Thereafter	1,211,738
Total	$1,716,628
The weighted average remaining lease terms range was approximately 17.0 years as of December 31, 2023.

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
The components of ground lease rent expense, which are included within “Operating expenses” in the accompanying consolidated statements of operations for the years ended December 31, 2023 and 2022, and the period from the Effective Date to December 31, 2021, were as follows:

	Year ended December 31, 2023	Year ended December 31, 2022	Period from the Effective Date to December 31, 2021
Amortization of:
Above market ground lease intangibles	$(641)	$(641)	$(587)
Below market ground lease intangibles	1,460	1,639	1,609
Right-of-use assets	1,012	1,025	950
Interest expense	4,150	4,137	3,810
Ground rent lease expense	$5,981	$6,160	$5,782

There were no cash payments for ground lease rent expense as these payments are made by the tenant.

As of December 31, 2023, undiscounted future rental obligations to be paid under the long-term ground leases by Penney Intermediate Holdings LLC under the terms of the Master Lease on behalf of the Trust, including fixed rental increases, for the next five years and thereafter, are as follows:

Lease Obligations
2024	$4,124
2025	4,116
2026	4,138
2027	4,197
2028	4,257
Thereafter	215,902
Less imputed interest	(198,971)
Lease liabilities as of December 31, 2023	$37,763
The Trust’s long-term ground leases had a weighted average remaining lease term of 43.4 years and a weighted average discount rate of 11.0% as of December 31, 2023.

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

Recurring Fair Value Measurements

As of December 31, 2023 and 2022, the Trust did not hold any assets or liabilities that are measured at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

For the years ended December 31, 2023 and 2022, the Trust did not remeasure any assets to fair value on a nonrecurring basis, and no impairment charges were recorded. For the period from the Effective Date to December 31, 2021, the Trust remeasured two investment properties to fair value on a nonrecurring basis and recognized a provision for impairment of investment properties of $1,951 related to two Retail Properties that were classified as held for sale.

(6) COMMITMENTS AND CONTINGENCIES
Master Leases
Landlord Option Properties: On the Effective Date, the Retail Master Lease provides the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice. This option is limited (for the Trust, but not for future landlords) to eight Retail Properties in any lease year. As of December 31, 2022, the Trust had sold 16 Retail Properties with landlord termination options. During 2023, no Retail Properties with landlord termination options were sold, and as of December 31, 2023, there were seven remaining Retail Properties with landlord termination options.
Tenant Option Properties: On the Effective Date, the Retail Master Lease provided Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties. This option is limited to no more than five Properties in any lease year. As of December 31, 2022, the Trust had sold five Retail Properties with tenant termination options. During 2023, no Retail Properties with tenant termination options were sold, and as of December 31, 2023, there was one remaining Retail Property with a tenant termination option.
Substitution Options and Go Dark Rights: The Retail Master Lease provides Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease with respect to selected sub-performing properties upon replacement of such sub-performing properties with a qualified replacement property in accordance with the terms and conditions of the Retail Master Lease. Notwithstanding the foregoing, Penney Intermediate Holdings LLC shall only be entitled to exercise a substitution option (i) between the third and 15th anniversary of the commencement date of the Retail Master Lease and (ii) if the aggregate allocated base rent amounts for all Go Dark/Substitution Properties (as defined in the Retail Master Lease) during the applicable period (as described in the Retail Master Lease) is less than or equal to 15% of the aggregate first year’s base rent. The Retail Master Lease also provides Penney Intermediate Holdings LLC with the limited right to “go dark” (i.e., cease operations) at one or more Retail Properties in certain limited circumstances as set forth in the Retail Master Lease; provided that such right does not relieve Penney Intermediate Holdings LLC of its obligation to make any rent payments that are due and owing. Penney Intermediate Holdings LLC has not ceased operations at any of the Retail Properties as of December 31, 2023.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Tenant Purchase Rights: On the Effective Date, the Master Leases contained preferential offer rights in favor of Penney Intermediate Holdings LLC with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable Penney Intermediate Holdings LLC, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified minimum price related to the preferential purchase price. Eighteen of these Retail Properties, of which three were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold as of December 31, 2023.

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
Significant Risks and Uncertainties
Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, rising interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose increasing risks to the Company and the U.S. economy. The ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others is also contributing to economic and geopolitical uncertainty. While we did not incur any disruptions to our lease income and occupancy during the year ended December 31, 2023 as a result of these adverse political and economic conditions, credit markets or other events, we continue to closely monitor the impact of these factors as they may have a negative impact on our or Penney Intermediate Holdings LLC’s business.

Concentration of Credit Risk

As of December 31, 2023, all of the Properties were leased to Penney Intermediate Holdings LLC, and all of the Trust’s lease income was derived from the Master Leases (see Note 4). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of Penney Intermediate Holdings LLC and Penney Intermediate Holdings LLC provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Penney Intermediate Holdings LLC’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

As of December 31, 2023, the Trust's properties are located across 35 U.S. states and Puerto Rico. For the year ended December 31, 2023, the Trust's lease income was concentrated in two states as follows: California 18.8% and Texas 13.0%. For the year ended December 31, 2022, the Trust's lease income was concentrated in two states as follows: California 18.6% and Texas 13.9%. For the period from the Effective Date to December 31, 2021, the Trust's lease income was concentrated in two states as follows: California 14.8% and Texas 14.6%.

Litigation
From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. There are no current matters that are expected to have a material effect on the Trust’s consolidated financial statements.

(7) SUBSEQUENT EVENTS

Subsequent to December 31, 2023, we paid monthly distributions to Certificateholders of $12,320 or $0.16 per certificate in January 2024, $6,342 or $0.08 per certificate in February 2024 and $7,716 or $0.10 per certificate in March 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Copper Property CTL Pass Through Trust’s internal control over financial reporting is a process designed under the supervision of its Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2023.

The Rules of the SEC do not require, and this Annual Report on Form 10-K does not include an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2023 no executive officer of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K. Furthermore, the executive officers of the Trust do not and are not permitted to, directly or indirectly, own any of the Trust Certificates.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust does not currently have, and will not have, directors.

Below is a list of names, ages and a brief account of the business experience as of December 31, 2023 of our executive officers.

Name	Age	Position
Neil Aaronson	50	Principal Executive Officer
Larry Finger	70	Principal Financial Officer

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Trust has 75 million Trust Certificates issued and outstanding as of February 14, 2024. The following table sets forth estimated information regarding the beneficial ownership of the Trust Certificates with respect to each Certificateholder that is a beneficial owner of more than 5% of the Trust Certificates. The Trust does not have directors. The Principal Executive Officer and the Principal Financial Officer of the Trust do not and are not permitted to, directly or indirectly, own any of the Trust Certificates.

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

Name of Beneficial Owner	Title of Class	Number of Trust Certificates Owned	Percentage of Trust Certificates Owned
H/2 Capital Partners(a) 680 Washington Blvd., 7th Floor Stamford, CT 06901	Trust Certificates	29,311,680	39.08%
Silver Point Capital, L.P. (b) Two Greenwich Plaza, Suite 1 Greenwich, CT 06830	Trust Certificates	2,827,674	3.77%
Sixth Street Partners, LLC (c) 2100 McKinney Avenue, Suite 1500 Dallas, TX 75201	Trust Certificates	7,353,908	9.81%
Owl Creek Asset Management, L.P. (d) 640 Fifth Avenue, 20t h Floor New York, NY 10019	Trust Certificates	6,163,838	8.22%
Brigade Capital Management, L.P. (e) 399 Park Avenue, 16th Floor New York, NY 10022	Trust Certificates	3,985,228	5.31%
Sculptor Capital LP (f) 9 West 57 Street, 39th Floor New York, NY 10019	Trust Certificates	4,054,917	5.41%

a.Based upon a Schedule 13D filed September 30, 2021 by Byway 1 Corp. and a Schedule 13D filed October 1, 2021 by Spencer B. Haber, solely in his capacity as the managing member of the general partner or investment manager of Byway 1 Corp. and the Other Reporting Persons (as defined in the Schedule 13D). Each of Spencer B. Haber and the foregoing entities disclaims beneficial ownership of the securities reported, except to the extent of its or his pecuniary interest therein, if any.
b.Based upon Amendment No. 5 to the Schedule 13G jointly filed on February 14, 2024 by Silver Point Capital, L.P. (“Silver Point”), as modified by Form 4s filed on January 26, 2023, February 6, 2023, February 13, 2023, March 9, 2023, June 28, 2023, July 14, 2023, July 20, 2023, July 24, 2023 and July 27, 2023, the Funds (as defined below), Mr. Mulé and Mr. O'Shea. Silver Point or its wholly owned subsidiaries are the investment managers of Silver Point Capital Fund, L.P., Silver Point Capital Offshore Master Fund, L.P., Silver Point Distressed Opportunities Fund, L.P., Silver Point Distressed Opportunities Offshore Master Fund, L.P., Silver Point Distressed Opportunity Institutional Partners, L.P. and Silver Point Distressed Opportunity Institutional Partners Master Fund (Offshore), L.P. (collectively, the “Funds”) and, by reason of such status, may be deemed to be the beneficial owner of all of the reported securities held by the Funds. Silver Point Capital Management, LLC (“Management”) is the general partner of Silver Point and as a result may be deemed to be the beneficial owner of all securities held by the Funds. Messrs. Edward A. Mulé and Robert J. O'Shea are each members of Management and as a result may be deemed to be the beneficial owner of all of the securities held by the Funds. Each of Messrs. Edward A. Mule and Robert J. O'Shea disclaims beneficial ownership of the securities reported, except to the extent of his pecuniary interest therein, if any.
c.Based upon a Schedule 13G filed February 14, 2022 jointly filed by Sixth Street Partners, LLC and Alan Waxman. Each of Sixth Street Partners, LLC and Alan Waxman disclaims beneficial ownership of the securities reported, except to the extent of its or his pecuniary interest therein, if any. The mailing address of Alan Waxman is c/o Sixth Street Partners, LLC, Suite 3300, 345 California Street, San Francisco, CA 94104.
d.Based upon Amendment No. 2 to the Schedule 13G filed February 14, 2024 jointly filed by Owl Creek Asset Management, L.P. (“Owl Creek”) and Jeffrey A. Altman, solely in his capacity as managing member of the general partner of Owl Creek. Each of Owl Creek and Jeffrey A. Altman disclaims beneficial ownership of the securities reported, except to the extent of its or his pecuniary interest therein, if any.
e.Based upon Amendment No. 2 to the Schedule 13G filed February 14, 2024 by Brigade Capital Management, LP, Brigade Capital Management GP, LLC and Donald E. Morgan, III, solely in his capacity as the managing member or general partner of each of the foregoing entities. Each of Donald E. Morgan, III and each of the foregoing entities disclaims beneficial ownership of the securities reported, except to the extent of its or his pecuniary interest therein, if any.
f.Based upon Amendment No. 2 to the Schedule 13G jointly filed February 14, 2024 by Sculptor Capital LP (“Sculptor”), Sculptor Capital II LP (“Sculptor-II”), Sculptor Capital Holding Corporation (“SCHC”), Sculptor Capital Holding II LLC (“SCHC-II”) and Sculptor Capital Management, Inc. (“SCU”). Sculptor and Sculptor-II are the investment managers to certain private funds and discretionary accounts (collectively, the “Accounts”) and, by reason of such status, may be deemed to be the beneficial owners of the reported securities held in the Accounts. SCHC and SCHC-II, both wholly owned by Sculptor, are the general partners of Sculptor and Sculptor-II, respectively, and as a result may be deemed to be the beneficial owners of all securities held in the Accounts. SCH is the sole shareholder of SCHC, and as a result may be deemed a beneficial owner of the reported securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Registration Rights Agreement

The Trust has entered into a registration rights and resale cooperation agreement (the “Registration Rights Agreement”) providing for, among other things, (i) a resale registration statement at the request of Certificateholders holding, together with their affiliates, in excess of 9% of the outstanding Trust Certificates, (ii) customary “piggy-back rights” for all Certificateholders, holding, together with their affiliates, at least 0.5% of the outstanding Trust Certificates, and (iii) cooperation assistance for sales of the Trust Certificates pursuant to an exemption from the registration requirements of the Securities Act. The Trust has advised us that at this time it has not identified any Certificateholder who would require resale registration for their Trust Certificates; however, each Certificateholder will need to make their own determination as to whether such registration rights are needed. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity of Securities”

Other than the Registration Rights Agreement, there is not currently proposed any transaction or series of similar transactions following the Effective Date to which the Trust will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Trust does not have any directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees for professional audit services rendered for the audits of our annual financial statements by PricewaterhouseCoopers LLP and fees for other services rendered by them:

	2023	2022
Audit Fees (a)	$750	$750
Audit-Related Fees (b)	—	—
All Other Fees (c)	6	1
Tax Fees (d)	123	194
Total Fees	$879	$945

a.Audit fees consist of fees for professional services related to the audit of our annual financial statement and services that are normally provided in connection with statutory and regulatory filings or engagements.
b.Audit related fees consist of fees for professional services performed in connection with assistance with the registration statement and other documents filed with the SEC.
c.All Other fees consist of fees billed for products and services, other than the services reported for the other categories, including publication subscription service.
d.Tax fees primarily consist of fees for the review of federal and state income tax returns.

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

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(dollar amounts in thousands)

				Initial Cost		Gross Amount Carried at Close of Period (b)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Alderwood Mall	Lynnwood, WA	Retail	—	4,950	7,774	—	4,950	7,774	12,724	668	2021	(c)
Alliance Town Center	Fort Worth, TX	Retail	—	1,150	3,729	—	1,150	3,729	4,879	294	2021	(c)
Antelope Valley Mall	Palmdale, CA	Retail	—	3,050	4,742	—	3,050	4,742	7,792	409	2021	(c)
Arden Fair Mall	Sacramento, CA	Retail	—	1,200	8,455	—	1,200	8,455	9,655	724	2021	(c)
Arrowhead Towne Center	Glendale, AZ	Retail	—	4,500	5,862	—	4,500	5,862	10,362	507	2021	(c)
Ashland Town Center	Ashland, KY	Retail	—	—	3,114	—	—	3,114	3,114	242	2021	(c)
Baybrook Mall	Friendswood, TX	Retail	—	—	1,580	—	—	1,580	1,580	132	2021	(c)
Bellis Fair	Bellingham, WA	Retail	—	1,550	2,744	—	1,550	2,744	4,294	237	2021	(c)
Boise Towne Square	Boise, ID	Retail	—	2,600	6,595	—	2,600	6,595	9,195	569	2021	(c)
Brea Mall	Brea, CA	Retail	—	—	933	—	—	933	933	94	2021	(c)
Center at Owasso	Owasso, OK	Retail	—	—	2,533	—	—	2,533	2,533	196	2021	(c)
Cherry Hill Mall	Cherry Hill, NJ	Retail	—	4,800	5,794	—	4,800	5,794	10,594	506	2021	(c)
Clackamas Town Center	Portland (Happy Valley), OR	Retail	—	6,900	4,722	—	6,900	4,722	11,622	413	2021	(c)
Columbia Center	Kennewick, WA	Retail	—	3,450	10,268	—	3,450	10,268	13,718	877	2021	(c)
Coral Ridge Mall	Coralville, IA	Retail	—	800	2,624	—	800	2,624	3,424	229	2021	(c)
Corbin Park	Overland Park, KS	Retail	—	1,500	3,673	—	1,500	3,673	5,173	277	2021	(c)
Coronado Center	Albuquerque, NM	Retail	—	2,750	6,050	—	2,750	6,050	8,800	522	2021	(c)
Cottonwood Mall	Albuquerque, NM	Retail	—	3,400	4,247	—	3,400	4,247	7,647	370	2021	(c)
Dadeland Mall	Miami, FL	Retail	—	—	1,336	—	—	1,336	1,336	135	2021	(c)
Danbury Fair	Danbury, CT	Retail	—	1,800	3,554	—	1,800	3,554	5,354	313	2021	(c)
Deerbrook Mall	Humble, TX	Retail	—	3,100	1,172	—	3,100	1,172	4,272	111	2021	(c)
El Mercado Plaza	El Paso, TX	Retail	—	—	5,050	—	—	5,050	5,050	392	2021	(c)
Fairmont Center	Pasadena, TX	Retail	—	—	2,571	—	—	2,571	2,571	194	2021	(c)
First & Main Town Center	Colorado Springs, CO	Retail	—	—	3,859	—	—	3,859	3,859	303	2021	(c)
First Colony Mall	Sugarland, TX	Retail	—	3,450	2,067	—	3,450	2,067	5,517	188	2021	(c)
Florence Mall	Florence, KY	Retail	—	2,200	5,419	—	2,200	5,419	7,619	470	2021	(c)
Fox River Mall	Appleton, WI	Retail	—	1,847	600	—	1,847	600	2,447	61	2021	(c)
Freehold Raceway Mall	Freehold, NJ	Retail	—	3,750	6,025	—	3,750	6,050	9,800	522	2021	(c)
Galleria at Sunset	Henderson, NV	Retail	—	—	5,321	—	—	5,321	5,321	459	2021	(c)
Galleria at Tyler	Riverside, CA	Retail	—	8,800	1,584	—	8,800	1,584	10,384	153	2021	(c)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(dollar amounts in thousands)

				Initial Cost		Gross Amount Carried at Close of Period (b)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Gateway Shopping Center I & II	Brooklyn, NY	Retail	—	—	5,395	—	—	5,420	5,420	386	2021	(c)
Glendale Galleria	Glendale, CA	Retail	—	12,100	6,114	—	12,100	6,114	18,214	535	2021	(c)
Golden Triangle Mall	Denton, TX	Retail	—	1,550	1,178	—	1,550	1,178	2,728	111	2021	(c)
Grand Traverse Mall	Traverse City, MI	Retail	—	850	1,218	—	850	1,218	2,068	109	2021	(c)
Hamilton Town Center	Noblesville, IN	Retail	—	1,950	4,163	—	1,950	4,163	6,113	325	2021	(c)
Hawthorn S/C	Vernon Hills, IL	Retail	—	4,100	2,425	—	4,100	2,425	6,525	223	2021	(c)
High Pointe Commons	Harrisburg, PA	Retail	—	2,950	2,191	—	2,950	2,191	5,141	178	2021	(c)
Huntington Park CBD	Huntington Park, CA	Retail	—	2,450	671	—	2,450	671	3,121	64	2021	(c)
Imperial Valley Mall	El Centro, CA	Retail	—	1,650	4,070	—	1,650	4,070	5,720	324	2021	(c)
Killeen Mall	Killeen, TX	Retail	—	1,700	790	—	1,700	790	2,490	74	2021	(c)
Lakeline Mall	Cedar Park, TX	Retail	—	2,250	2,093	—	2,250	2,093	4,343	190	2021	(c)
Lakeside Mall	Sterling Hts, MI	Retail	—	650	5,447	—	650	5,447	6,097	482	2021	(c)
Mall Del Norte	Laredo, TX	Retail	—	3,100	2,887	—	3,100	2,887	5,987	256	2021	(c)
Mall of Louisiana	Baton Rouge, LA	Retail	—	1,500	4,726	—	1,500	4,726	6,226	409	2021	(c)
Mayaguez Mall	Mayaguez, PR	Retail	—	—	4,255	—	—	4,255	4,255	356	2021	(c)
Meadowood Mall	Reno, NV	Retail	—	8,935	996	—	8,935	996	9,931	101	2021	(c)
Meadows Mall	Las Vegas, NV	Retail	—	3,000	7,114	—	3,000	7,114	10,114	612	2021	(c)
Miami International Mall	Miami, FL	Retail	—	7,676	1,037	—	7,676	1,037	8,713	105	2021	(c)
Mid Rivers Mall	St Peters, MO	Retail	—	2,000	1,328	—	2,000	1,328	3,328	112	2021	(c)
Midland Park Mall	Midland, TX	Retail	—	1,150	2,606	—	1,150	2,606	3,756	229	2021	(c)
Mokena Marketplace	Mokena, IL	Retail	—	900	3,782	—	900	3,782	4,682	291	2021	(c)
New Braunfels T/C at Creekside	New Braunfels, TX	Retail	—	1,500	3,773	—	1,500	3,773	5,273	284	2021	(c)
Newnan Crossing	Newnan, GA	Retail	—	1,800	1,746	—	1,800	1,746	3,546	145	2021	(c)
Newport Centre	Jersey City, NJ	Retail	—	51,400	5,024	—	51,400	5,062	56,462	443	2021	(c)
North Riverside Park Mall	North Riverside, IL	Retail	—	4,000	5,413	—	4,000	5,413	9,413	482	2021	(c)
Northridge Fashion Center	Northridge, CA	Retail	—	10,450	3,578	—	10,450	3,578	14,028	327	2021	(c)
Northshore Mall	Peabody, MA	Retail	—	3,150	5,203	—	3,150	5,203	8,353	451	2021	(c)
Oak Park Mall	Overland Park, KS	Retail	—	—	5,989	—	—	5,989	5,989	525	2021	(c)
Oakland Mall	Troy, MI	Retail	—	2,650	2,860	—	2,650	2,860	5,510	264	2021	(c)
Oakridge Court	Algonquin, IL	Retail	—	1,500	4,878	—	1,500	4,878	6,378	371	2021	(c)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(dollar amounts in thousands)

				Initial Cost		Gross Amount Carried at Close of Period (b)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Orland Square	Orland Park, IL	Retail	—	2,450	6,329	—	2,450	6,329	8,779	556	2021	(c)
Pacific View Mall	Ventura, CA	Retail	—	1,500	7,298	—	1,500	7,298	8,798	624	2021	(c)
Palm Valley Cornerstone	Goodyear, AZ	Retail	—	3,400	5,825	—	3,400	5,825	9,225	429	2021	(c)
Pembroke Lakes Mall	Pembroke Pines, FL	Retail	—	6,800	3,197	—	6,800	3,197	9,997	285	2021	(c)
Peninsula Town Center	Hampton, VA	Retail	—	2,000	3,572	—	2,000	3,572	5,572	282	2021	(c)
Penn Square Mall	Oklahoma City, OK	Retail	—	—	2,262	—	—	2,262	2,262	173	2021	(c)
Pier Park	Panama City Beach, FL	Retail	—	1,750	2,299	—	1,750	2,299	4,049	180	2021	(c)
Plaza at West Covina	West Covina, CA	Retail	—	3,550	8,742	—	3,550	8,742	12,292	754	2021	(c)
Plaza Centro	Caguas, PR	Retail	—	—	3,864	—	—	3,864	3,864	335	2021	(c)
Polaris Fashion Place	Columbus, OH	Retail	—	2,900	2,945	—	2,900	2,945	5,845	258	2021	(c)
Post Oak Mall	College Station, TX	Retail	—	1,550	791	—	1,550	791	2,341	68	2021	(c)
Rivertown Crossings	Grandville, MI	Retail	—	950	2,563	—	950	2,563	3,513	221	2021	(c)
Rockaway Townsquare	Rockaway, NJ	Retail	—	4,050	9,336	—	4,050	9,336	13,386	802	2021	(c)
Rosedale S/C	Roseville, MN	Retail	—	4,050	4,671	—	4,050	4,671	8,721	411	2021	(c)
Ross Park Mall	Pittsburgh, PA	Retail	—	2,500	5,162	—	2,500	5,162	7,662	453	2021	(c)
Shackleford Crossing	Little Rock, AR	Retail	—	2,150	3,120	—	2,150	3,120	5,270	248	2021	(c)
Sherman Town Center	Sherman, TX	Retail	—	2,358	560	—	2,358	560	2,918	53	2021	(c)
Shops at Moore	Moore, OK	Retail	—	1,250	3,022	—	1,250	3,022	4,272	241	2021	(c)
Solano Town Center	Fairfield, CA	Retail	—	2,500	7,210	—	2,500	7,210	9,710	621	2021	(c)
South Point S/C	Mcdonough, GA	Retail	—	2,200	1,807	—	2,200	1,807	4,007	150	2021	(c)
Southaven Towne Center	Southaven, MS	Retail	—	1,450	3,560	—	1,450	3,560	5,010	287	2021	(c)
Southlands S/C	Aurora, CO	Retail	—	3,000	3,135	—	3,000	3,135	6,135	249	2021	(c)
SouthPark Center	Strongsville, OH	Retail	—	2,100	1,856	—	2,100	1,856	3,956	173	2021	(c)
Southpark Mall	Colonial Hts, VA	Retail	—	1,350	4,206	—	1,350	4,206	5,556	364	2021	(c)
Southpark Meadows S/C	Austin, TX	Retail	—	—	1,917	—	—	1,917	1,917	158	2021	(c)
St Charles Towne Center	Waldorf, MD	Retail	—	1,850	3,834	—	1,850	3,834	5,684	335	2021	(c)
Staten Island Mall	Staten Island, NY	Retail	—	17,100	2,933	—	17,100	2,933	20,033	267	2021	(c)
Stone Creek Towne Center	Colerain Township, OH	Retail	—	1,750	2,841	—	1,750	2,841	4,591	227	2021	(c)
Stones River Mall	Murfreesboro, TN	Retail	—	700	2,467	—	700	2,467	3,167	198	2021	(c)
Sunrise Mall	Brownsville, TX	Retail	—	1,650	2,486	—	1,650	2,486	4,136	220	2021	(c)
Superstition Springs Mall	Mesa, AZ	Retail	—	5,900	3,385	—	5,900	3,385	9,285	301	2021	(c)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(dollar amounts in thousands)

				Initial Cost		Gross Amount Carried at Close of Period (b)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Teas Crossing	Conroe, TX	Retail	—	2,200	1,844	—	2,200	1,844	4,044	150	2021	(c)
The Loop West	Kissimmee, FL	Retail	—	2,350	2,840	—	2,350	2,840	5,190	227	2021	(c)
The Mall at Bay Plaza	Bronx, NY	Retail	—	—	1,155	—	—	1,155	1,155	117	2021	(c)
The Mall at Robinson T/C	Pittsburgh, PA	Retail	—	550	7,476	—	550	7,476	8,026	625	2021	(c)
The Mall at Rockingham Park	Salem, NH	Retail	—	2,300	6,295	—	2,300	6,295	8,595	540	2021	(c)
The Mall at Turtle Creek	Jonesboro, AR	Retail	—	2,555	534	—	2,555	534	3,089	52	2021	(c)
The Mall at Tuttle Crossing	Dublin, OH	Retail	—	1,700	3,267	—	1,700	3,267	4,967	291	2021	(c)
The Mall at Wellington Green	Wellington, FL	Retail	—	6,750	2,101	—	6,750	2,101	8,851	194	2021	(c)
The Oaks	Thousand Oaks, CA	Retail	—	9,402	916	—	9,402	916	10,318	93	2021	(c)
The Orchard at Slatten Ranch	Antioch, CA	Retail	—	4,100	3,328	—	4,100	3,328	7,428	258	2021	(c)
The Parks at Arlington	Arlington, TX	Retail	—	2,100	4,510	—	2,100	4,510	6,610	395	2021	(c)
The Plaza at Shoal Creek	Kansas City, MO	Retail	—	1,050	2,095	—	1,050	2,095	3,145	171	2021	(c)
The Shoppes at Buckland Hills	Manchester, CT	Retail	—	2,150	3,088	—	2,150	3,088	5,238	273	2021	(c)
The Shops at Fallen Timbers	Maumee, OH	Retail	—	2,100	1,135	—	2,100	1,135	3,235	99	2021	(c)
The Shops at Montebello	Montebello, CA	Retail	—	12,086	944	—	12,086	944	13,030	96	2021	(c)
The Shops at Stone Park	Houston, TX	Retail	—	2,400	2,605	—	2,400	2,605	5,005	201	2021	(c)
The Streets at Southpoint	Durham, NC	Retail	—	3,250	943	—	3,250	943	4,193	90	2021	(c)
Town Center at Aurora	Aurora, CO	Retail	—	3,200	5,865	—	3,200	5,865	9,065	509	2021	(c)
Twelve Oaks Mall	Novi, MI	Retail	—	1,900	4,267	—	1,900	4,267	6,167	375	2021	(c)
Valle Vista Mall	Harlingen, TX	Retail	—	1,900	777	—	1,900	777	2,677	75	2021	(c)
Valley Plaza	Bakersfield, CA	Retail	—	—	7,069	—	—	7,069	7,069	608	2021	(c)
Victoria Gardens	Rancho Cucamonga, CA	Retail	—	2,050	8,437	—	2,050	8,437	10,487	666	2021	(c)
Waterside Marketplace	Chesterfield Townshp, MI	Retail	—	700	3,982	—	700	3,982	4,682	305	2021	(c)
Waxahachie Towne Center Crossing	Waxahachie, TX	Retail	—	1,150	2,706	—	1,150	2,706	3,856	210	2021	(c)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(dollar amounts in thousands)

				Initial Cost		Gross Amount Carried at Close of Period (b)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Westfarms Mall	Farmington, CT	Retail	—	—	6,041	—	—	6,041	6,041	460	2021	(c)
Westfield Brandon	Brandon, FL	Retail	—	4,300	3,950	—	4,300	3,950	8,250	348	2021	(c)
Westfield Broward	Plantation, FL	Retail	—	6,950	3,445	—	6,950	3,445	10,395	307	2021	(c)
Westfield Countryside	Clearwater, FL	Retail	—	5,200	1,223	—	5,200	1,223	6,423	122	2021	(c)
Westfield Galleria at Roseville	Roseville, CA	Retail	—	4,000	8,735	—	4,000	8,735	12,735	749	2021	(c)
Westfield North County	Escondido, CA	Retail	—	—	3,694	—	—	3,694	3,694	327	2021	(c)
Westfield Palm Desert	Palm Desert, CA	Retail	—	3,450	3,276	—	3,450	3,276	6,726	284	2021	(c)
Westfield Plaza Bonita	National City, CA	Retail	—	5,650	4,705	—	5,650	4,705	10,355	411	2021	(c)
Westfield Santa Anita	Arcadia, CA	Retail	—	—	2,591	—	—	2,591	2,591	242	2021	(c)
Westfield Southcenter	Tukwila, WA	Retail	—	—	14,616	—	—	14,616	14,616	1,159	2021	(c)
Westmoreland Mall	Greensburg, PA	Retail	—	800	6,713	—	800	6,713	7,513	575	2021	(c)
White Marsh Mall	Baltimore, MD	Retail	—	6,100	2,580	—	6,100	2,580	8,680	232	2021	(c)
Wolfchase Galleria	Memphis, TN	Retail	—	2,150	2,101	—	2,150	2,101	4,251	193	2021	(c)
Woodbridge Center	Woodbridge, NJ	Retail	—	10,655	1,094	—	10,655	1,094	11,749	111	2021	(c)
Yuma Palms Regional Center	Yuma, AZ	Retail	—	1,650	5,764	—	1,650	5,764	7,414	424	2021	(c)
Total properties				408,064	492,849	—	408,064	492,937	901,001	41,818

a.We have prepared Schedule III – Real Estate and Accumulated Depreciation (“Schedule III”) omitting certain of the required information articulated in Securities and Exchange Commission Rule 12-28 in Regulation S-X. Rule 12-28 requires property specific information for the date of construction; these disclosures have been omitted from Schedule III. We are unable to provide this disclosure as many of the Properties were constructed prior to when Old Copper’s fixed asset accounting software was implemented, and thus we do not have the requisite historical records readily available.
b.The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately$901 million.
c.Depreciation is computed based on the following estimated useful lives: Buildings and Improvements 19-43 years.

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(dollar amounts in thousands)

Reconciliation of investment properties:

	Year ended December 31, 2023	Year ended December 31, 2022	Period from the Effective Date to December 31, 2021
Balance, beginning of period	$919,637	$1,027,734	$1,716,487
Provision for impairment of investment properties	—	—	(1,951)
Sales of investment properties	(18,636)	(108,185)	(669,486)
Assets associated with investments held for sale	—	—	(17,316)
Costs capitalized subsequent to acquisition	$—	$89	$—
Balance, end of period	$901,001	$919,637	$1,027,734

Reconciliation of accumulated depreciation:

	Year ended December 31, 2023	Year ended December 31, 2022	Period from the Effective Date to December 31, 2021
Balance, beginning of period	$27,742	$14,615	$—
Depreciation expense	14,418	15,465	28,785
Sales of investment properties	(342)	(2,338)	(13,977)
Accumulated depreciation associated with investments held for sale	—	—	(193)
Balance, end of period	$41,818	$27,742	$14,615

b. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	March 8, 2024

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	March 8, 2024