Form 10-Q
period 2024-03-31
Copper Property CTL Pass Through Trust
filed 2024-05-10
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands except certificate amounts)

	As of March 31, 2024	As of December 31, 2023
Assets
Investment properties:
Land and improvements	$400,914	$408,064
Building and other improvements	485,216	492,937
	886,130	901,001
Less: accumulated depreciation	(44,729)	(41,818)
Net investment properties	841,401	859,183
Cash and cash equivalents	49,787	38,026
Accounts receivable	38,412	39,504
Lease intangible assets, net	205,341	212,001
Right-of-use lease assets, net	84,797	85,254
Other assets, net	1,293	522
Total assets	$1,221,031	$1,234,490

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$1,686	$1,224
Lease intangible liabilities, net	87,855	93,078
Lease liabilities	37,767	37,763
Other liabilities	8,512	8,603
Total liabilities	135,820	140,668

Commitments and contingencies (Note 4)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(866,909)	(858,298)
Total equity	1,085,211	1,093,822
Total liabilities and equity	$1,221,031	$1,234,490

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Lease income	$25,582	$25,524

Expenses:
Operating expenses	3,203	3,312
Depreciation and amortization	4,757	4,830
General and administrative expenses	1,523	1,839
Total expenses	9,483	9,981

Other income:
Gain on sales of investment properties, net	1,348	828
Other income	320	786
Total other income	1,668	1,614

Net income	$17,767	$17,157

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.24	$0.23
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Three Months Ended March 31, 2023	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2023	75,000,000	$1,952,120	$(801,457)	$1,150,663
Net income		—	17,157	17,157
Distributions paid to Certificateholders ($0.50 per certificate)		—	(37,272)	(37,272)
Balance as of March 31, 2023	75,000,000	$1,952,120	$(821,572)	$1,130,548

Three Months Ended March 31, 2024	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2024	75,000,000	$1,952,120	$(858,298)	$1,093,822
Net income		—	17,767	17,767
Distributions paid to Certificateholders ($0.35 per certificate)		—	(26,378)	(26,378)
Balance as of March 31, 2024	75,000,000	$1,952,120	$(866,909)	$1,085,211

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$17,767	$17,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,757	4,830
Straight-line rental income, net	580	590
Amortization of above/below market leases, net	561	551
Gain on sales of investment of properties, net	(1,348)	(828)
Changes in assets and liabilities:
Changes in accounts receivable	—	192
Changes in other assets	(1,137)	(569)
Changes in right-of-use lease assets	457	459
Changes in accounts payable and accrued expenses	493	361
Changes in lease liabilities	4	24
Changes in other liabilities	(91)	(49)
Net cash provided by operating activities	22,043	22,718

Cash flows from investing activities:
Proceeds from sales of investment properties	16,096	7,196
Net cash provided by investing activities	16,096	7,196

Cash flows from financing activities:
Distributions paid to Certificateholders	(26,378)	(37,272)
Net cash used in financing activities	(26,378)	(37,272)

Net change in cash and cash equivalents	11,761	(7,358)
Cash and cash equivalents, at beginning of period	38,026	48,922
Cash and cash equivalents, at end of period	$49,787	$41,564

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(1) ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

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

On the Effective Date, through separate wholly-owned property holding companies (the "PropCos"), the Trust acquired 160 retail properties (the “Retail Properties”) and six distribution centers (the “Warehouses” and, together with the Retail Properties, the “Properties”) all of which were leased under two Master Leases (as discussed in Note 3) to one or more subsidiaries of Copper Retail JV LLC (“OpCo Purchaser”) (collectively with its subsidiaries, “Penney Intermediate Holdings LLC”), an entity formed by and under the joint control of Simon Property Group, L.P. and Brookfield Asset Management Inc. Specifically, the PropCos include (i) CTL Propco I LLC, a Delaware limited liability company, CTL Propco I L.P., a Delaware limited partnership and CTL Propco PR I LLC and CTL Propco PR II LLC, Puerto Rico limited liability companies, which collectively own the fee simple or ground leasehold title (as applicable) to the Retail Properties and (ii) CTL Propco II LLC, a Delaware limited liability company and CTL Propco II L.P., a Delaware limited partnership, which collectively owned the fee simple title to the Warehouses. During 2021, the Trust sold all six Warehouses and in 2022, CTL Propco II LLC and CTL Propco II L.P. were dissolved.

The Trust’s operations consist solely of (i) owning the Properties and interests as lessee of land under non-cancellable ground leases, (ii) leasing the Properties under the terms of the Retail Master Lease to Penney Intermediate Holdings LLC as the sole tenant and (iii) subject to market conditions and the conditions set forth in the Trust Agreement (as defined below), selling the Properties to third-party purchasers through the PropCos.

As of March 31, 2024, the real estate portfolio consists of 127 Retail Properties, of which 21 are encumbered by ground leases, in the United States (the "U.S.") across 35 states and Puerto Rico, and comprising 17 million square feet of leasable space.

Trust Agreement

The Amended and Restated Trust Agreement (as amended, the “Trust Agreement”) is dated as of the Effective Date. The Trust Agreement created a series of equity trust certificates designated as “Copper Property CTL Pass Through Certificates” (the “Trust Certificates”), 75,000,000 of which were issued on the Effective Date. Each Trust Certificate represents a fractional undivided beneficial interest in the Trust and represents the interests of the holders of the Trust Certificates (“Certificateholders”) in the Trust. GLAS Trust Company, LLC, as the Trust's independent third-party trustee (the "Trustee") pursuant to the terms of the Trust Agreement, performs trust administration duties, including treasury management and certificate administration, and earns trustee fees. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly. For both the three months ended March 31, 2024 and 2023, the Trust incurred trustee fees of $25.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Management Agreement

The Trust has retained Hilco JCP LLC, an affiliate of Hilco Real Estate LLC, as its independent third-party manager to perform asset management duties with respect to the Properties (together with any of its affiliates, replacement or successor, the “Manager”) pursuant to an agreement with an initial term of 24 months, with automatic six month renewals until the termination of the Trust. The Trust pays the Manager a base management fee (the “Base Fee”) and fee for each property sold (the “Asset Management Fee”). The Base Fee is an amount equal to the greater of 5.75% of the lease payments of the Properties per month and $333 per month. The Asset Management Fees consist of a success fee for each Retail Property sold which varies based on the sales proceeds and date sold.

The Trust incurred Base Fees of $1,477 and $1,475 for the three months ended March 31, 2024 and 2023, respectively, which are included in “Operating expenses” on the accompanying consolidated statements of operations, of which $490 and $491 as of March 31, 2024 and 2023, respectively were included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets. The Trust incurred Asset Management Fees of $88 and $15 for the three months ended March 31, 2024 and 2023, respectively which are included in “Gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Trust, as well as all wholly owned subsidiaries of the Trust. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements include the quarterly periods ended March 31, 2024 and 2023 (the “Reporting Periods”) and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted in accordance with such rules and regulations. The information presented in the accompanying consolidated financial statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Amounts as of December 31, 2023 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date but does not include all annual disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the Trust's Annual Report on Form 10-K, as amended, for the year ended December 31, 2023 (the "10-K"), as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these consolidated financial statements. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

Reclassifications

For the three months ended March 31, 2023, amounts have been reclassified from "changes in accounts receivable" to "straight-line rental income, net" in the accompanying consolidated statements of cash flows to conform with the 2024 presentation.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(2) INVESTMENT PROPERTIES

As of March 31, 2024, the Trust's real estate portfolio consisted of 127 Retail Properties across 35 U.S. states and Puerto Rico.

The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of March 31, 2024:

	Period from April 1 to December 31, 2024	2025	2026	2027	2028	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$5,663	$7,550	$7,550	$7,550	$7,550	$90,606	$126,469
In-place lease intangibles (a)	3,532	4,709	4,709	4,709	4,709	56,504	78,872
Lease intangible assets, net (b)	$9,195	$12,259	$12,259	$12,259	$12,259	$147,110	$205,341

Below market lease intangibles (a)	$3,934	$5,245	$5,245	$5,245	$5,245	$62,941	$87,855
Lease intangible liabilities, net (b)	$3,934	$5,245	$5,245	$5,245	$5,245	$62,941	$87,855

(a)Represents the portion of the leases in which the Trust is the lessor. The amortization of above market lease intangibles is recorded as a reduction to lease income, and the amortization of below market lease intangibles is recorded as an increase to lease income. The amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

(b)As of March 31, 2024, lease intangible assets, net and lease intangible liabilities, net are presented net of $38,821 and $16,609 of accumulated amortization, respectively. As of December 31, 2023, lease intangible assets, net and lease intangible liabilities, net are presented net of $36,373 and $15,969 of accumulated amortization, respectively.

As of March 31, 2024 and December 31, 2023, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 16.8 years and 17.0 years, respectively.

Amortization for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Amortization of:
In-place lease intangibles	$1,190	$1,214
Above market lease intangibles	$1,910	$1,957
Below market lease intangibles	$1,349	$1,406

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Dispositions

The following table summarizes the disposition activity for the three months ended March 31, 2024:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/15/24	Transnational Portfolio (1)	Retail	Fee Simple	302	$16,459	$16,096	$1,502
				302	$16,459	16,096	$1,502

(1) Portfolio comprised of three Retail Properties located in Newnan, GA, Aurora, CO, and Kissimmee, FL.

During the three months ended March 31, 2024, gain on sales of investment properties, net was $1,348, which includes $154 of selling expenses from prior period dispositions and a net gain of $1,502 from the disposition of Retail Properties in Newnan, GA, Aurora, CO and Kissimmee, FL.
The following table summarizes the disposition activity during the three months ended March 31, 2023:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/22/23	Temecula, CA	Retail	Fee Simple	125	$6,000	$5,869	$(496)
				125	$6,000	5,869	$(496)
During the three months ended March 31, 2023, gain on sales of investment properties, net was $828, which includes a gain of $1,326 less $2 of selling expenses from the release of escrow from a disposition that occurred in December 2021 and a loss of $496 from the disposition of the Retail Property in Temecula, California.

The dispositions completed during the three months ended March 31, 2024 and 2023 did not qualify for discontinued operations treatment and are not considered individually significant.

Impairment of Investment Properties

For the three months ended March 31, 2024 and 2023, no impairment charges were recorded.

Investment Properties Held for Sale

As of March 31, 2024 and December 31, 2023, there were no properties classified as held for sale.

(3) LEASES

Leases as Lessor

The Retail Properties are leased pursuant to a single retail master lease (as amended, modified or supplemented from time to time, the “Retail Master Lease”) and the Warehouses were leased pursuant to a single distribution center master lease (as amended, modified or supplemented from time to time, the “DC Master Lease”; together with the Retail Master Lease, the “Master Leases” and individually, each a “Master Lease”). On the Effective Date, Penney Intermediate Holdings LLC assigned all of its right, title and interest as lessor under the Master Leases to the applicable PropCo. Each of the Master Leases has an initial term of 20 years that commenced on December 7, 2020 and is classified as an operating lease. The Trust receives monthly base rent pursuant to the Master Leases, which was 50% abated through December 31, 2021 for each of the Retail Properties. At the beginning of the third lease year, base rent under the Retail Master Lease increases based on changes in the consumer price index (subject to a maximum 2% increase per year). Pursuant to the Retail Master Lease, lease payments increased in December 2023 based on changes in the consumer price index ("CPI"). Upon the sale of the Warehouses in December 2021, the Trust assigned all of its right, title and interest as lessor in the DC Master Lease to the purchaser.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by Penney Intermediate Holdings LLC and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by Penney Intermediate Holdings LLC are not included in the accompanying consolidated statement of operations, except for ground lease payments made by Penney Intermediate Holdings LLC, since recording cash payments made by Penney Intermediate Holdings LLC is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by Penney Intermediate Holdings LLC of $1,035 and $1,012 for the three months ended March 31, 2024 and 2023, respectively, were paid directly to the ground lessor by Penney Intermediate Holdings LLC and were included in “Lease income” in the accompanying consolidated statements of operations.

As of March 31, 2024, lease payments of $8,470 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and will be recognized as lease income in April 2024. As of December 31, 2023, lease payments of $8,583 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and were recognized as lease income in January 2024. The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statement of operations. During the Reporting Periods, there was no uncollectible lease income.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by Penney Intermediate Holdings LLC to the Trust in accordance with the terms of the Master Lease, and are presented net of reimbursement from Penney Intermediate Holdings LLC on the consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Trust remitted sales and use taxes of $160 and $186, respectively, which were fully reimbursed by Penney Intermediate Holdings LLC as of the end of each corresponding Reporting Period.

From time to time, the Trust may have leasing activity with replacement tenants other than Penney Intermediate Holdings LLC but has had none to date.

The disaggregation of the Trust’s lease income as either fixed or variable lease income based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification ("ASC") Topic 842 is as follows:

	Three Months Ended March 31,
	2024	2023
Fixed lease income	$25,184	$25,653
Variable lease income (a)	504	—
Straight-line rental income, net (b)	(580)	(590)
Ground lease reimbursement income (c)	1,035	1,012
Other
Amortization of above and below market lease intangibles (d)	(561)	(551)
Lease income	$25,582	$25,524
(a)Variable lease income consists of lease payments based on either an index or a rate.
(b)Represents the impact of straight-line rent (contractual rent exceeds straight line rent).
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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

As of March 31, 2024, undiscounted lease payments to be received under operating leases, excluding amounts resulting from CPI adjustments, for the next five years and thereafter are as follows:

Lease Payments
Period from April 1 to December 31, 2024	$74,738
2025	99,651
2026	99,651
2027	99,651
2028	99,651
Thereafter	1,195,813
Total	$1,669,155

The weighted average remaining lease term was approximately 16.8 years as of March 31, 2024.

Leases as Lessee

The Trust was assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. As of March 31, 2024, the Trust held an interest as lessee of land under 21 non-cancellable ground leases. The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised. All option terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease.

The components of ground lease rent expense, which are included within “Operating expenses” in the accompanying consolidated statements of operations for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
Amortization of:
Above market ground lease intangibles	$(160)	$(160)
Below market ground lease intangibles	365	365
Amortization of right-of-use assets	252	254
Interest expense	1,038	1,036
Ground lease rent expense	$1,495	$1,495

There were no cash payments for ground lease rent expense as these payments are made by the tenant.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

As of March 31, 2024, undiscounted future rental obligations to be paid under the long-term ground leases by Penney Intermediate Holdings LLC under the terms of the Master Lease on behalf of the Trust, including fixed rental increases, for the next five years and thereafter, are as follows:

Lease Obligations
Period from April 1 to December 31, 2024	$3,089
2025	4,116
2026	4,138
2027	4,197
2028	4,257
Thereafter	215,902
Less imputed interest	(197,932)
Lease liabilities as of March 31, 2024	$37,767

The Trust’s long-term ground leases had a weighted average remaining lease term of 43.1 years and a weighted average discount rate of 11.0% as of March 31, 2024.

(4) COMMITMENTS AND CONTINGENCIES

Master Leases

Landlord Option Properties: On the Effective Date, the Retail Master Lease provides the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice. This option is limited (for the Trust, but not for future landlords) to eight Retail Properties in any lease year. During the three months ended March 31, 2024, no Retail Properties with landlord termination options were sold. As of March 31, 2024, the Trust had sold 16 Retail Properties with landlord termination options, and there were seven remaining Retail Properties with landlord termination options.

Tenant Option Properties: On the Effective Date, the Retail Master Lease provided Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties. This option is limited to no more than five Properties in any lease year. During the three months ended March 31, 2024, no Retail Properties with tenant termination options were sold. As of March 31, 2024, the Trust had sold five Retail Properties with tenant termination options, and there was one remaining Retail Property with a tenant termination option.

Substitution Options and Go Dark Rights: The Retail Master Lease provides Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease with respect to selected sub-performing properties upon replacement of such sub-performing properties with a qualified replacement property in accordance with the terms and conditions of the Retail Master Lease. Notwithstanding the foregoing, Penney Intermediate Holdings LLC shall only be entitled to exercise a substitution option (i) between the third and 15th anniversary of the commencement date of the Retail Master Lease and (ii) if the aggregate allocated base rent amounts for all Go Dark/Substitution Properties (as defined in the Retail Master Lease) during the applicable period (as described in the Retail Master Lease) is less than or equal to 15% of the aggregate first year’s base rent. The Retail Master Lease also provides Penney Intermediate Holdings LLC with the limited right to “go dark” (i.e., cease operations) at one or more Retail Properties in certain limited circumstances as set forth in the Retail Master Lease; provided that such right does not relieve Penney Intermediate Holdings LLC of its obligation to make any rent payments that are due and owing. As of March 31, 2024, Penney Intermediate Holdings LLC has not ceased operations at any of the Retail Properties.

Tenant Purchase Rights: On the Effective Date, the Master Leases contained preferential offer rights in favor of Penney Intermediate Holdings LLC with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable Penney Intermediate Holdings LLC, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified minimum price related to the preferential purchase price. As

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

of March 31, 2024, 18 of these Retail Properties, of which three were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold.

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

Significant Risks and Uncertainties

Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, rising interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose increasing risks to the Company and the U.S. economy. The ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others is also contributing to economic and geopolitical uncertainty. While we did not incur any disruptions to our lease income and occupancy during the three months ended March 31, 2024, as a result of these adverse political and economic conditions, credit markets or other events, we continue to closely monitor the impact of these factors as they may have a negative impact on our or Penney Intermediate Holdings LLC’s business.

Concentration of Credit Risk

As of March 31, 2024, all of the Properties were leased to Penney Intermediate Holdings LLC, and all of the Trust’s lease income was derived from the Master Leases (see Note 3). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of Penney Intermediate Holdings LLC, and Penney Intermediate Holdings LLC provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on Penney Intermediate Holdings LLC’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

As of March 31, 2024, the Trust's properties are located across 35 U.S. states and Puerto Rico. For the three months ended March 31, 2024, the Trust's lease income was concentrated in two states as follows: California 19.1% and Texas 13.2%. For the three months ended March 31, 2023, the Trust's lease income was concentrated in two states as follows: California 19.0% and Texas 13.5%.

Litigation

From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. There are no current matters that are expected to have a material effect on the Trust’s consolidated financial statements.

Income Taxes

As of March 31, 2024 and December 31, 2023, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.

(5) SUBSEQUENT EVENTS

Subsequent to March 31, 2024, we paid monthly distributions to Certificateholders of $23,599 or $0.31 per certificate in April 2024. On May 7, 2024, we announced a distribution of $7,684 or $0.10 per certificate to be paid on May 10, 2024 to Certificateholders.

All dollar and square foot amounts in this Form 10-Q in Item 2 are stated in thousands with the exception of per share, per square foot and per unit amounts

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2023. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Principal External Factors that Affect our Results of Operations

Inflation Risk and Economic Conditions

Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, rising interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose continued risk to the Company and the U.S. economy. The ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others, is also contributing to economic and geopolitical uncertainty. Downturns in the general economy could cause a decline in the demand for our properties and our Tenants’ products. Our operations could also be impacted by inflation and increased interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the three months ended March 31, 2024.

While we did not incur any disruptions to our lease income and occupancy during the three months ended March 31, 2024 as a result of these adverse political and economic conditions, credit markets or other events, any of these events could materially adversely impact the Trust or Penney Intermediate Holdings LLC's business. The Trust continues to closely monitor economic, financial and social conditions, including the effects of inflation.

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

Executive Summary

Copper Property CTL Pass Through Trust exists for the sole purpose of collecting rent, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of March 31, 2024, we owned 127 retail operating properties, 21 of which are encumbered by ground leases, across 35 U.S. states and Puerto Rico representing 17 million square feet of leasable space. The number of retail operating properties decreased to 127 as of March 31, 2024 from 130 as of December 31, 2023 as a result of the dispositions of three Retail Properties during the three months ended March 31, 2024.

The following table summarizes our portfolio as of March 31, 2024:

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for the three months ended March 31, 2024		Lease income as % of total	Lease income for the three months ended March 31, 2023		Lease income as % of total
CA	17	4	21	3,103	4,825		19.1%	4,729		19.1%
TX	17	4	21	2,147	3,334		13.2%	3,262		13.2%
FL	7	1	8	1,189	1,981		7.8%	1,936		7.8%
NJ	5	—	5	883	1,280		5.1%	1,263		5.1%
WA	3	1	4	666	1,156		4.6%	1,133		4.6%
NY	1	2	3	470	1,109		4.4%	1,078		4.4%
IL	5	—	5	845	1,040		4.1%	1,018		4.1%
NV	2	1	3	438	874		3.5%	855		3.4%
AZ	4	—	4	493	867		3.4%	849		3.4%
MI	6	—	6	863	867		3.4%	848		3.4%
OH	5	—	5	645	781		3.1%	764		3.1%
PA	4	—	4	555	746		2.9%	731		3.0%
KY	1	1	2	251	471		1.9%	461		1.9%
NM	2	—	2	266	468		1.8%	458		1.8%
CO	1	1	2	263	443		1.7%	437		1.7%
Other	26	6	32	3,888	5,055		20.0%	4,954		20.0%

Total Retail	106	21	127	$16,965	$25,297	(a)	100%	$24,776	(a)	100%

(a) For the three months ended March 31, 2024 and 2023, lease income recognized from the portfolio as of March 31, 2024 consists of the following:

	Three Months Ended March 31,
	2024	2023
Base rent	$25,411	$24,913
Straight-line rental income	(573)	(573)
Amortization of above and below market lease	(576)	(576)
Ground lease reimbursement income	1,035	1,012
Lease income	$25,297	$24,776

Company Highlights — Three Months Ended March 31, 2024
Acquisitions
We had no acquisition activity during the three months ended March 31, 2024 and 2023.

Dispositions

The following table summarizes the disposition activity during the three months ended March 31, 2024:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
3/15/24	Transnational Portfolio (1)	Retail	Fee Simple	302	$16,459	$16,096	$1,502
				302	$16,459	16,096	$1,502

(1) Portfolio comprised of three Retail Properties located in Newnan, GA, Aurora, CO and Kissimmee, FL.

During the three months ended March 31, 2024, gain on sales of investment properties, net was $1,348, which includes $154 of selling expenses from prior period dispositions and a net gain of $1,502 from the disposition of the Retail Properties in Newnan, GA, Aurora, CO and Kissimmee, FL.

The following table summarizes the disposition activity during the three months ended March 31, 2023:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Loss
3/22/23	Temecula, CA	Retail	Fee Simple	125	$6,000	$5,869	$(496)
				125	$6,000	5,869	$(496)

During the three months ended March 31, 2023, gain on sales of investment properties, net was $828, which includes a gain of $1,326 less $2 of selling expenses from the release of escrow from a disposition that occurred in December 2021 and a loss of $496 from the disposition of the Retail Property in Temecula, California.

Leasing Activity

There was no leasing activity during the three months ended March 31, 2024 and 2023.

Capital Markets
There was no capital markets activity during the three months ended March 31, 2024 and 2023.

Distributions
We paid distributions to the Certificateholders of $26,378 or $0.35 per certificate during the three months ended March 31, 2024, and $37,272 or $0.50 per certificate during the three months ended March 31, 2023.

Results of Operations

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

For the three months ended March 31, 2024, net income attributable to Certificateholders was $17,767 or $0.24 per Certificate, as compared to $17,157 or $0.23 per Certificate for the corresponding period in 2023.

The following describes the changes on the Trust’s consolidated statements of operations that affected net income attributable to Certificateholders during the three months ended March 31, 2024, as compared to the corresponding period in 2023:

Lease income - The net increase in lease income of $58 for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is due to the CPI adjustment of base rent as of December 7, 2023, partially offset by the disposition of five Retail Properties between March 31, 2023 and March 31, 2024.

Operating expenses - The net decrease in operating expenses of $109 for the three months ended March 31, 2024, respectively, as compared to the corresponding period in 2023, is due to the Trust receiving a franchise tax refund during the three months ended March 31, 2024 as a result of an overpayment in 2023.

Depreciation and amortization - The decrease in depreciation and amortization of $73 for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is due to the disposition of five Retail Properties between March 31, 2023 and March 31, 2024.

General and administrative expenses - The net decrease in general and administrative expenses of $316 for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to decreases in insurance expense and legal expenses.

Gain on sales of investment properties, net - For the three months ended March 31, 2024, the disposition of three properties resulted in a gain on sales of investment properties, net of $1,502. For the three months ended March 31, 2024, gain on sales of investment properties, net includes $154 of selling expenses from prior year dispositions. For the three months ended March 31, 2023, the disposition of one property resulted in a loss on sales of investment properties of $496. For the three months ended March 31, 2023, gain on sales of investment properties, net includes a net gain of $1,324 from a prior year disposition.

Other income - Other income consists of interest income earned on investments in money market instruments and non-recurring income generated from the Retail Properties, including consent fees or other fees paid to the Trust. For the three months ended March 31, 2024, the Trust earned interest income of $320, as compared to $266 during the corresponding period in 2023, and also received $520 of consent fees and other fees from the Retail Properties, as compared to $0 during the corresponding period in 2024.

Net Operating Income ("NOI")

We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of above and below market lease intangibles, (iii) interest income and (iv) non-cash ground lease reimbursement income, less all operating expenses other than non-cash ground rent expense, which is comprised of amortization of right-of-use lease assets and amortization of lease liabilities, depreciation and amortization, and formation expenses. We use NOI internally to evaluate our financial and operating performance. We believe that NOI, which is a supplemental non-GAAP financial measure, also provides an additional and useful operating perspective to investors not immediately apparent from “Net income” in accordance with accounting principles generally accepted in the United States ("GAAP"). We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Comparison of our presentation of NOI to similarly titled measures for other entities may not necessarily be meaningful due to possible differences in definition and application by such entities. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income as computed in accordance with GAAP to NOI for the Reporting Periods is as follows:

	Three Months Ended March 31,
	2024	2023
Net income	$17,767	$17,157
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	4,757	4,830
Gain on sales of investment properties, net	(1,348)	(828)
Straight-line rental income, net	580	590
Amortization of above and below market lease intangibles, net	561	551
Interest income	(320)	(266)
Non-cash ground rent expense, net	1,495	1,495
Non-cash ground lease reimbursement income	(1,035)	(1,012)
NOI	$22,457	$22,517

The decrease in NOI of $60 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, is due to net decreases in general and administrative expenses and operating expenses of $316 and $109, respectively, partially offset by a decrease in consent fee income of $520. During the three months ended March 31, 2023, the Trust received $520 of consent fees and other fees from the Retail Properties, as compared to $0 in 2024.

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

The following table presents a reconciliation of net income to FFO and Operating FFO:

	Three Months Ended March 31,
	2024	2023
Net income	$17,767	$17,157
Depreciation and amortization of real estate	4,757	4,830
Gain on sales of investment properties, net	(1,348)	(828)
FFO	$21,176	$21,159

FFO per certificate outstanding – basic and diluted	$0.28	$0.28

FFO	$21,176	$21,159
Dead deal costs	3	19
Operating FFO	$21,179	$21,178

Operating FFO per certificate outstanding – basic and diluted	$0.28	$0.28

The increase in FFO of $17 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 is primarily due to (i) net decreases in general and administrative expenses and operating expenses of $316 and $109, respectively, and (ii) an increase in interest income of $54, partially offset by a decrease in consent fee income of $520.

The increase in Operating FFO of $1 for the three months ended March 31, 2024, as compared to three months ended March 31, 2023 is primarily due to net decreases in general and administrative expenses and operating expenses of $300 and $109, respectively, and (ii) an increase in interest income of $54, partially offset by a decrease in consent fee income of $520.

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

As of March 31, 2024 and December 31, 2023, we had $49,787 and $38,026, respectively, of cash and cash equivalents. The Trust has adopted a policy to maintain its cash equivalents in a government money market fund administered by a major bulge bracket investment banking firm which invests its assets only in (i) cash and (ii) securities issued or guaranteed by the United States or certain U.S. government agencies and having a weighted average life and weighted average maturity of no more than 120 days and 60 days, respectively. Each of these government money market funds is managed to maintain a stable net asset value, thereby eliminating principal risk.

We had no indebtedness as of March 31, 2024 and December 31, 2023.

Debt Maturities

We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of March 31, 2024 and December 31, 2023.

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

We paid distributions to the Certificateholders of $26,378 or $0.35 per certificate during the three months ended March 31, 2024, and $37,272 or $0.50 per certificate during the three months ended March 31, 2023.

Dispositions

Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the three months ended March 31, 2024 and 2023, included in the amount we paid to Certificateholders was $4,240 and $15,357, respectively, of aggregate net sales proceeds.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the Tenant under the Master Leases and should otherwise be met with cash flows from operations.

Summary of Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$22,043	$22,718
Net cash provided by investing activities	16,096	7,196
Net cash used in financing activities	(26,378)	(37,272)
Change in cash, cash equivalents and restricted cash	11,761	(7,358)
Cash, cash equivalents and restricted cash, at beginning of period	38,026	48,922
Cash, cash equivalents and restricted cash, at end of period	$49,787	$41,564

Cash Flows from Operating and Investing Activities

Net cash provided by operating activities for the three months ended March 31, 2024 was $22,043, as compared to $22,718 for the three months ended March 31, 2023. The decrease of $675 is primarily due to (i) changes in other assets due to the timing of payments of insurance premiums, (ii) changes in accounts payable and accrued expenses due to timing of payments and (iii) a decrease in lease income due to the disposition of five Retail Properties between March 31, 2023 and March 31, 2024; partially offset by an increase in NOI resulting from (iii) decreases in general and administrative and operating expenses and (iv) an increase in lease income due to the CPI adjustment to base rent.

Cash flows provided by investing activities for the three months ended March 31, 2024 were $16,096, as compared to $7,196 for the three months ended March 31, 2023. Investing activities solely consists of proceeds from sales of investment properties, and the increase in net cash provided by investing activities from the three months ended March 31, 2024 to the three months ended March 31, 2023 is due to disposition activity in each Reporting Period.

During the three months ended March 31, 2024, total net cash provided by operating and investing activities was $38,139, however $26,378 was distributed to Certificateholders in 2024, of which $12,320 were distributions of cash flows from operating and investing activities received during December 2023.

Management believes that cash flows from operations and sales of investment properties and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2024 was $26,378, as compared to $37,272 for the three months ended March 31, 2023. Financing activities for both Reporting Periods consisted of distributions paid to Certificateholders.

Contractual Obligations

As of March 31, 2024, we have 21 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of March 31, 2024:

Payments due by period
Period from April 1 to December 31, 2024	$3,089
2025	4,116
2026	4,138
2027	4,197
2028	4,257
Thereafter	215,902
Less imputed interest	(197,932)
Lease liabilities as of March 31, 2024	$37,767

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our 2023 Annual Report on 10-K, as amended, contains a description of our critical accounting policies, including those relating to the impairment of long-lived assets. For the three months ended March 31, 2024, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements

None.

Subsequent Events

Subsequent to March 31, 2024, we paid monthly distributions to Certificateholders of $23,599 or $0.31 per certificate in April 2024. On May 7, 2024, we announced a distribution of $7,684 or $0.10 per certificate to be paid on May 10, 2024 to Certificateholders.

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

As of March 31, 2024, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the design and operation of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that it is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no executive officer of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K. Furthermore, the executive officers of the Trust do not and are not permitted to, directly or indirectly, own any of the Trust Certificates.

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
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	May 10, 2024

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	May 10, 2024