Form 10-Q
period 2024-06-30
Copper Property CTL Pass Through Trust
filed 2024-08-08
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands except certificate amounts)

	As of June 30, 2024	As of December 31, 2023
Assets
Investment properties:
Land and improvements	$396,914	$408,064
Building and other improvements	476,481	492,937
	873,395	901,001
Less: accumulated depreciation	(47,384)	(41,818)
Net investment properties	826,011	859,183
Cash and cash equivalents	47,032	38,026
Accounts receivable	37,458	39,504
Lease intangible assets, net	201,351	212,001
Right-of-use lease assets, net	84,340	85,254
Other assets, net	904	522
Total assets	$1,197,096	$1,234,490

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$1,519	$1,224
Lease intangible liabilities, net	85,424	93,078
Lease liabilities	37,779	37,763
Other liabilities	8,419	8,603
Total liabilities	133,141	140,668

Commitments and contingencies (Note 4)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(888,165)	(858,298)
Total equity	1,063,955	1,093,822
Total liabilities and equity	$1,197,096	$1,234,490

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Lease income	$25,224	$25,402	$50,807	$50,926

Expenses:
Operating expenses	3,099	3,284	6,302	6,597
Depreciation and amortization	4,683	4,817	9,440	9,647
General and administrative expenses	1,026	753	2,549	2,592
Total expenses	8,808	8,854	18,291	18,836

Other income:
Gain on sales of investment properties, net	1,102	—	2,450	828
Other income	365	283	685	1,069
Total other income	1,467	283	3,135	1,897

Net income	$17,883	$16,831	$35,651	$33,987

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.24	$0.22	$0.48	$0.45
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Three Months Ended June 30, 2023	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings		Total Equity
Balance as of April 1, 2023	75,000,000	$1,952,120	$(821,572)		$1,130,548
Net income	—	—	16,831		16,831
Distributions paid to Certificateholders ($0.41 per certificate)	—	—	(30,918)		(30,918)
Balance as of June 30, 2023	75,000,000	$1,952,120	$(835,659)		$1,116,461

Three Months Ended June 30, 2024	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings		Total Equity
Balance as of April 1, 2024	75,000,000	$1,952,120	$(866,909)		$1,085,211
Net income	—	—	17,883		17,883
Distributions paid to Certificateholders ($0.52 per certificate)	—	—	(39,139)		(39,139)
Balance as of June 30, 2024	75,000,000	$1,952,120	$(888,165)		$1,063,955

Six Months Ended June 30, 2023	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings		Total Equity
Balance as of January 1, 2023	75,000,000	$1,952,120	$(801,457)		$1,150,663
Net income	—	—	33,987	R	33,987
Distributions paid to Certificateholders ($0.91 per certificate)	—	—	(68,189)		(68,189)
Balance as of June 30, 2023	75,000,000	$1,952,120	$(835,659)		$1,116,461

Six Months Ended June 30, 2024	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings		Total Equity
Balance as of January 1, 2024	75,000,000	$1,952,120	$(858,298)		$1,093,822
Net income	—	—	35,651	R	35,651
Distributions paid to Certificateholders ($0.87 per certificate)	—	—	(65,518)		(65,518)
Balance as of June 30, 2024	75,000,000	$1,952,120	$(888,165)		$1,063,955

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$35,651	$33,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,440	9,647
Straight-line rental income, net	1,151	1,178
Amortization of above/below market leases, net	1,143	1,120
Gain on sales of investment of properties, net	(2,450)	(828)
Changes in assets and liabilities:
Changes in accounts receivable	—	160
Changes in other assets	(695)	(386)
Changes in right-of-use lease assets	914	917
Changes in accounts payable and accrued expenses	329	145
Changes in lease liabilities	16	58
Changes in other liabilities	(184)	15
Net cash provided by operating activities	45,315	46,013

Cash flows from investing activities:
Proceeds from sales of investment properties	29,209	7,196
Net cash provided by investing activities	29,209	7,196

Cash flows from financing activities:
Distributions paid to Certificateholders	(65,518)	(68,189)
Net cash used in financing activities	(65,518)	(68,189)

Net change in cash and cash equivalents	9,006	(14,980)
Cash and cash equivalents, at beginning of period	38,026	48,922
Cash and cash equivalents, at end of period	$47,032	$33,942

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

As of June 30, 2024, the real estate portfolio consists of 126 Retail Properties, of which 21 are encumbered by ground leases, in the United States (the "U.S.") across 35 states and Puerto Rico, and comprise 16.8 million square feet of leasable space.

Trust Agreement

The Amended and Restated Trust Agreement (as amended, the “Trust Agreement”) is dated as of the Effective Date. The Trust Agreement created a series of equity trust certificates designated as “Copper Property CTL Pass Through Certificates” (the “Trust Certificates”), 75,000,000 of which were issued on the Effective Date. Each Trust Certificate represents a fractional undivided beneficial interest in the Trust and represents the interests of the holders of the Trust Certificates (“Certificateholders”) in the Trust. GLAS Trust Company, LLC, as the Trust's independent third-party trustee (the "Trustee") pursuant to the terms of the Trust Agreement, performs trust administration duties, including treasury management and certificate administration, and earns trustee fees. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly. For the three and six months ended June 30, 2024, the Trust incurred trustee fees of $25 and $50, respectively. For the three and six months ended June 30, 2023, the Trust incurred trustee fees of $25 and $50, respectively.

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

The Trust incurred Base Fees of $1,458 and $1,469 for the three months ended June 30, 2024 and 2023, respectively, and $2,935 and $2,945 for the six months ended June 30, 2024 and 2023, respectively, which are included in “Operating expenses” on the accompanying consolidated statements of operations, of which $484 and $490 as of June 30, 2024 and 2023, respectively, were included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets. The Trust incurred Asset Management Fees of $67 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $155 and $15 for the six months ended June 30, 2024 and 2023, respectively, which are included in “Gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Trust, as well as all wholly owned subsidiaries of the Trust. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements include the quarterly periods ended June 30, 2024 and 2023 (the “Reporting Periods”) and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted in accordance with such rules and regulations. The information presented in the accompanying consolidated financial statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Amounts as of December 31, 2023 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all annual disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the Trust's Annual Report on Form 10-K, as amended, for the year ended December 31, 2023 (the "10-K"), as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these consolidated financial statements. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

Reclassifications

For the six months ended June 30, 2023, amounts have been reclassified from "changes in accounts receivable" to "straight-line rental income, net" in the accompanying consolidated statements of cash flows to conform with the 2024 presentation.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(2) INVESTMENT PROPERTIES

As of June 30, 2024, the Trust's real estate portfolio consisted of 126 Retail Properties across 35 U.S. states and Puerto Rico.

The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of June 30, 2024:

	Period from July 1 to December 31, 2024	2025	2026	2027	2028	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$3,775	$7,550	$7,550	$7,550	$7,550	$90,607	$124,582
In-place lease intangibles (a)	2,326	4,653	4,653	4,653	4,653	55,831	76,769
Lease intangible assets, net (b)	$6,101	$12,203	$12,203	$12,203	$12,203	$146,438	$201,351

Below market lease intangibles (a)	$2,589	$5,177	$5,177	$5,177	$5,177	$62,127	$85,424
Lease intangible liabilities, net (b)	$2,589	$5,177	$5,177	$5,177	$5,177	$62,127	$85,424

(a)Represents the portion of the leases in which the Trust is the lessor. The amortization of above market lease intangibles is recorded as a reduction to lease income, and the amortization of below market lease intangibles is recorded as an increase to lease income. The amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

(b)As of June 30, 2024, lease intangible assets, net and lease intangible liabilities, net are presented net of $41,694 and $17,689 of accumulated amortization, respectively. As of December 31, 2023, lease intangible assets, net and lease intangible liabilities, net are presented net of $36,373 and $15,969 of accumulated amortization, respectively.

As of June 30, 2024 and December 31, 2023, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 16.5 years and 17.0 years, respectively.

Amortization for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of:
In-place lease intangibles	$1,173	$1,208	$2,362	$2,423
Above market lease intangibles	$1,888	$1,957	$3,798	$3,913
Below market lease intangibles	$1,306	$1,387	$2,655	$2,793

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Dispositions

The following table summarizes the disposition activity for the six months ended June 30, 2024:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/15/24	Transnational Portfolio (1)	Retail	Fee Simple	302	$16,459	$16,096	$1,497
6/10/24	Roseville, CA	Retail	Fee Simple	167	13,364	13,113	1,029
				469	$29,823	29,209	$2,526

(1) Portfolio comprised of three Retail Properties located in Newnan, GA, Aurora, CO, and Kissimmee, FL.

During the six months ended June 30, 2024, gain on sales of investment properties, net was $2,450, which includes a gain of $2,526 from the disposition of Retail Properties in Newnan, GA, Aurora, CO, Kissimmee, FL and Roseville, CA, a gain of $78 in proceeds released from escrow due to a disposition that occurred in December 2022 and $154 of selling expenses from prior period dispositions.
The following table summarizes the disposition activity during the six months ended June 30, 2023:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/22/23	Temecula, CA	Retail	Fee Simple	125	$6,000	$5,869	$(496)
				125	$6,000	5,869	$(496)
During the six months ended June 30, 2023, gain on sales of investment properties, net was $828, which includes a gain of $1,326 less $2 of selling expenses released from escrow due to a disposition that occurred in December 2021 and a loss of $496 from the disposition of the Retail Property in Temecula, California.

The dispositions completed during the six months ended June 30, 2024 and 2023 did not qualify for discontinued operations treatment and are not considered individually significant.

Impairment of Investment Properties

For the six months ended June 30, 2024 and 2023, no impairment charges were recorded.

Investment Properties Held for Sale

As of June 30, 2024 and December 31, 2023, there were no properties classified as held for sale.

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

The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by Penney Intermediate Holdings LLC and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by Penney Intermediate Holdings LLC are not included in the accompanying consolidated statements of operations, except for ground lease payments made by Penney Intermediate Holdings LLC, since recording cash payments made by Penney Intermediate Holdings LLC is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by Penney Intermediate Holdings LLC of $2,062 and $2,016 for the six months ended June 30, 2024 and 2023, respectively, were paid directly to the ground lessor by Penney Intermediate Holdings LLC and were included in “Lease income” in the accompanying consolidated statements of operations.

As of June 30, 2024, lease payments of $8,385 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheet and will be recognized as lease income in July 2024. As of December 31, 2023, lease payments of $8,583 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheet and were recognized as lease income in January 2024. The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statements of operations. During the Reporting Periods, there was no uncollectible lease income.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by Penney Intermediate Holdings LLC to the Trust in accordance with the terms of the Master Lease, and are presented net of reimbursement from Penney Intermediate Holdings LLC on the consolidated statements of operations. During the six months ended June 30, 2024 and 2023, the Trust remitted sales and use taxes of $301 and $373, respectively, which were fully reimbursed by Penney Intermediate Holdings LLC as of the end of each corresponding Reporting Period.

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
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

The disaggregation of the Trust’s lease income as either fixed or variable lease income based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification ("ASC") Topic 842 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed lease income	$24,854	$25,555	$50,038	$51,209
Variable lease income (a)	497	—	1,001	—
Straight-line rental income, net (b)	(572)	(588)	(1,151)	(1,179)
Ground lease reimbursement income (c)	1,027	1,004	2,062	2,016
Other
Amortization of above and below market lease intangibles (d)	(582)	(569)	(1,143)	(1,120)
Lease income	$25,224	$25,402	$50,807	$50,926
(a)Variable lease income consists of lease payments based on either an index or a rate.
(b)Represents the impact of straight-line rent (contractual rent exceeds straight-line rent).
(c)Ground lease reimbursement income consists of lease payments due from the tenant for land leased under non-cancellable operating leases.
(d)Represents above and below market lease amortization recognized straight-line over the lease term.

As of June 30, 2024, undiscounted lease payments to be received under operating leases, excluding amounts resulting from CPI adjustments, for the next five years and thereafter are as follows:

Lease Payments
Period from July 1 to December 31, 2024	$49,324
2025	98,649
2026	98,649
2027	98,649
2028	98,649
Thereafter	1,183,785
Total	$1,627,705

The weighted average remaining lease term was approximately 16.5 years as of June 30, 2024.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Leases as Lessee

The Trust was assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. As of June 30, 2024, the Trust held an interest as lessee of land under 21 non-cancellable ground leases. The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised. All option terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease as of June 30, 2024.

The components of ground lease rent expense, which are included within “Operating expenses” in the accompanying consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of:
Above market ground lease intangibles	$(160)	$(160)	$(320)	$(320)
Below market ground lease intangibles	365	365	730	730
Right-of-use assets	252	253	504	508
Interest expense	1,038	1,037	2,077	2,073
Ground lease rent expense	$1,495	$1,495	$2,991	$2,991

There were no cash payments for ground lease rent expense as these payments are made by the tenant.

As of June 30, 2024, undiscounted future rental obligations to be paid under the long-term ground leases by Penney Intermediate Holdings LLC under the terms of the Master Lease on behalf of the Trust, including fixed rental increases, for the next five years and thereafter, are as follows:

Lease Obligations
Period from July 1 to December 31, 2024	$2,062
2025	4,116
2026	4,138
2027	4,197
2028	4,257
Thereafter	215,902
Less imputed interest	(196,893)
Lease liabilities as of June 30, 2024	$37,779

The Trust’s long-term ground leases had a weighted average remaining lease term of 42.9 years and a weighted average discount rate of 11.0% as of June 30, 2024.

(4) COMMITMENTS AND CONTINGENCIES

Master Leases

Landlord Option Properties: On the Effective Date, the Retail Master Lease provides the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice. This option is limited (for the Trust, but not for future landlords) to eight Retail Properties in any lease year. During the six months ended June 30, 2024, no Retail Properties with landlord termination options were sold. As of June 30, 2024, the Trust had sold 16 Retail Properties with landlord termination options, and there were seven remaining Retail Properties with landlord termination options.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Tenant Option Properties: On the Effective Date, the Retail Master Lease provided Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties. This option is limited to no more than five Properties in any lease year. During the six months ended June 30, 2024, no Retail Properties with tenant termination options were sold. As of June 30, 2024, the Trust had sold five Retail Properties with tenant termination options, and there was one remaining Retail Property with a tenant termination option.

Substitution Options and Go Dark Rights: The Retail Master Lease provides Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease with respect to selected sub-performing properties upon replacement of such sub-performing properties with a qualified replacement property in accordance with the terms and conditions of the Retail Master Lease. Notwithstanding the foregoing, Penney Intermediate Holdings LLC shall only be entitled to exercise a substitution option (i) between the third and 15th anniversary of the commencement date of the Retail Master Lease and (ii) if the aggregate allocated base rent amounts for all Go Dark/Substitution Properties (as defined in the Retail Master Lease) during the applicable period (as described in the Retail Master Lease) is less than or equal to 15% of the aggregate first year’s base rent. The Retail Master Lease also provides Penney Intermediate Holdings LLC with the limited right to “go dark” (i.e., cease operations) at one or more Retail Properties in certain limited circumstances as set forth in the Retail Master Lease; provided that such right does not relieve Penney Intermediate Holdings LLC of its obligation to make any rent payments that are due and owing. As of June 30, 2024, Penney Intermediate Holdings LLC has not ceased operations at any of the Retail Properties.

Tenant Purchase Rights: On the Effective Date, the Master Leases contained preferential offer rights in favor of Penney Intermediate Holdings LLC with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable Penney Intermediate Holdings LLC, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified minimum price related to the preferential purchase price. As of June 30, 2024, 18 of these Retail Properties, of which three were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold.

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

Significant Risks and Uncertainties

Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, rising interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose increasing risks to the Company and the U.S. economy. The ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others are also contributing to economic and geopolitical uncertainty. While we did not incur any disruptions to our lease income and occupancy during the six months ended June 30, 2024, as a result of these adverse political and economic conditions, credit markets or other events, we continue to closely monitor the impact of these factors as they may have a negative impact on our or Penney Intermediate Holdings LLC’s business.

Concentration of Credit Risk

As of June 30, 2024, all of the Properties were leased to Penney Intermediate Holdings LLC, and all of the Trust’s lease income was derived from the Master Leases (see Note 3). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of Penney Intermediate Holdings LLC, and Penney Intermediate Holdings LLC provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on Penney Intermediate Holdings LLC’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

As of June 30, 2024, the Trust's properties are located across 35 U.S. states and Puerto Rico. For the six months ended June 30, 2024, the Trust's lease income was concentrated in two states as follows: California 18.9% and Texas 13.1%. For the six months ended June 30, 2023, the Trust's lease income was concentrated in two states as follows: California 18.8% and Texas 13.5%.

Litigation

From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. There are no current matters that are expected to have a material effect on the Trust’s consolidated financial statements.

Income Taxes

As of June 30, 2024 and December 31, 2023, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.

(5) SUBSEQUENT EVENTS

Subsequent to June 30, 2024, we paid monthly distributions to Certificateholders of $20,952 or $0.28 per certificate in July 2024. On August 7, 2024, we announced a distribution of $7,611 or $0.10 per certificate to be paid on August 12, 2024 to Certificateholders.

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
•pandemics or other public health crises and the related impact on (i) our ability to manage our properties, finance our operations and perform necessary administrative and reporting functions and (ii) our tenant’s ability to operate their businesses, generate sales and meet their financial obligations, including the obligation to pay rent, capital expenditures and other charges as specified in their leases;
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

Principal External Factors that Affect our Results of Operations

Inflation Risk and Economic Conditions

Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, rising interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose continued risk to the Trust and the U.S. economy. The ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others, are also contributing to economic and geopolitical uncertainty. Downturns in the global economy could cause a decline in the demand for our properties and our Tenants’ products. Our operations could also be impacted by inflation and increased interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2024 and 2023.

While we did not incur any disruptions to our lease income and occupancy during the six months ended June 30, 2024 and 2023 as a result of these adverse political and economic conditions, credit markets or other events, any of these events could materially adversely impact the Trust or Penney Intermediate Holdings LLC's business. The Trust continues to closely monitor economic, financial and social conditions, including the effects of inflation.

Climate Change and ESG Regulations

Our Properties are subject to comprehensive and frequently evolving federal, state and local environmental and occupational health and safety laws. We have made, and will continue to make, capital and other expenditures to comply with environmental requirements. While we do not currently anticipate any material adverse effect on our business, financial condition or competitive position as a result of our efforts to comply with such requirements, new or more stringent laws or regulations regarding environmental and worker health and safety laws could affect our operations and increase our operational and compliance expenditures. It is also possible that liabilities from newly-discovered non-compliance or contamination could have a material adverse effect on our business, financial condition and results of operations.

Executive Summary

Copper Property CTL Pass Through Trust exists for the sole purpose of collecting rent, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of June 30, 2024, we owned 126 retail operating properties, 21 of which are encumbered by ground leases, across 35 U.S. states and Puerto Rico representing 16.8 million square feet of leasable space. The number of retail operating properties decreased to 126 as of June 30, 2024 from 130 as of December 31, 2023 as a result of the dispositions of four Retail Properties during the six months ended June 30, 2024.

The following table summarizes our portfolio as of June 30, 2024:

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for the six months ended June 30, 2024		Lease income as % of total	Lease income for the six months ended June 30, 2023		Lease income as % of total
CA	16	4	20	2,936	9,116		18.2%	8,934		18.2%
TX	17	4	21	2,147	6,669		13.3%	6,523		13.3%
FL	7	1	8	1,189	3,961		7.9%	3,872		7.9%
NJ	5	—	5	883	2,560		5.1%	2,525		5.1%
WA	3	1	4	666	2,311		4.6%	2,266		4.6%
NY	1	2	3	470	2,218		4.4%	2,155		4.4%
IL	5	—	5	845	2,080		4.2%	2,036		4.2%
NV	2	1	3	438	1,749		3.5%	1,709		3.5%
AZ	4	—	4	493	1,734		3.5%	1,699		3.5%
MI	6	—	6	863	1,734		3.5%	1,697		3.5%
OH	5	—	5	645	1,563		3.1%	1,528		3.1%
PA	4	—	4	555	1,492		3.0%	1,462		3.0%
KY	1	1	2	251	941		1.9%	923		1.9%
NM	2	—	2	266	936		1.9%	916		1.9%
CO	1	1	2	263	885		1.8%	874		1.8%
Other	26	6	32	3,888	10,102		20.1%	9,899		20.1%

Total Retail	105	21	126	16,798	$50,051	(a)	100%	$49,018	(a)	100%

(a) For the six months ended June 30, 2024 and 2023, lease income recognized from the portfolio as of June 30, 2024 consists of the following:

	Six Months Ended June 30,
	2024	2023
Base rent	$50,311	$49,324
Straight-line rental income	(1,135)	(1,135)
Amortization of above and below market lease	(1,187)	(1,187)
Ground lease reimbursement income	2,062	2,016
Lease income	$50,051	$49,018

Company Highlights — Six Months Ended June 30, 2024
Acquisitions
We had no acquisition activity during the six months ended June 30, 2024 and 2023.

Dispositions

The following table summarizes the disposition activity during the six months ended June 30, 2024:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
3/15/24	Transnational Portfolio (1)	Retail	Fee Simple	302	$16,459	$16,096	$1,497
6/10/24	Roseville, CA	Retail	Fee Simple	167	13,364	13,113	1,029
				469	$29,823	29,209	$2,526

(1) Portfolio comprised of three Retail Properties located in Newnan, GA, Aurora, CO and Kissimmee, FL.

During the six months ended June 30, 2024, gain on sales of investment properties, net was $2,450, which includes a gain of $2,526 from the disposition of Retail Properties in Newnan, GA, Aurora, CO, Kissimmee, FL and Roseville, CA, a gain of $78 in proceeds released from escrow due to a disposition that occurred in December 2022 and $154 of selling expenses from prior period dispositions.

The following table summarizes the disposition activity during the six months ended June 30, 2023:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Loss
3/22/23	Temecula, CA	Retail	Fee Simple	125	$6,000	$5,869	$(496)
				125	$6,000	5,869	$(496)

During the six months ended June 30, 2023, gain on sales of investment properties, net was $828, which includes a gain of $1,326 less $2 of selling expenses released from escrow due to a disposition that occurred in December 2021 and a loss of $496 from the disposition of the Retail Property in Temecula, California.

Leasing Activity

There was no leasing activity during the six months ended June 30, 2024 and 2023.

Capital Markets
There was no capital markets activity during the six months ended June 30, 2024 and 2023.

Distributions
We paid distributions to the Certificateholders of $65,518 or $0.87 per certificate during the six months ended June 30, 2024 and $68,189 or $0.91 per certificate during the six months ended June 30, 2023.

Results of Operations

Comparison of three and six months ended June 30, 2024 to the three and six months ended June 30, 2023

For the three months ended June 30, 2024, net income attributable to Certificateholders was $17,883 or $0.24 per Certificate, as compared to $16,831 or $0.22 per Certificate for the corresponding period in 2023.

For the six months ended June 30, 2024, net income attributable to Certificateholders was $35,651 or $0.48 per Certificate, as compared to $33,987 or $0.45 per Certificate for the corresponding period in 2023.

The following describes the changes on the Trust’s consolidated statements of operations that affected net income attributable to Certificateholders during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023:

Lease income - The net decrease in lease income of $178 and $119 for the three and six months ended June 30, 2024, as compared to the corresponding period in 2023, is due to the disposition of six Retail Properties between June 30, 2023 and June 30, 2024, partially offset by the CPI adjustment of base rent as of December 7, 2023.

Operating expenses - The net decrease in operating expenses of $185 for the three months ended June 30, 2024, as compared to the corresponding period in 2023, is due to the timing of estimated and actual tax payments. The net decrease in operating expenses of $295 for the six months ended June 30, 2024, as compared to the corresponding period in 2023, is due to the Trust receiving a franchise tax refund during the six months ended June 30, 2024 as a result of an overpayment in 2023.

Depreciation and amortization - The decrease in depreciation and amortization of $134 and $207 for the three and six months ended June 30, 2024, respectively, as compared to the corresponding period in 2023, is due to the disposition of six Retail Properties between June 30, 2023 and June 30, 2024.

General and administrative expenses - The increase in general and administrative expenses of $273 for the three months ended June 30, 2024, as compared to the corresponding period in 2023, is primarily due to increases in professional fees. The decrease in general and administrative expenses of $43 for the six months ended June 30, 2024, as compared to the corresponding period in 2023, is primarily due to a decrease in insurance expenses, partially offset by an increase in legal fees.

Gain on sales of investment properties, net - During the six months ended June 30, 2024, the Trust disposed of four properties for aggregate net sales proceeds of $29,209, which resulted in an aggregate gain of $2,526. For the six months ended June 30, 2024, gain on sales of investment properties, net includes a gain of $78 in proceeds released from escrow due to a disposition that occurred in December 2022 and $154 of selling expenses from prior period dispositions. During the six months ended June 30, 2023, the Trust disposed of one Retail Property for aggregate net sales proceeds of $5,869, which resulted in a loss of $496. For the six months ended June 30, 2023, gain on sales of investment properties, net includes a net gain of $1,324 from a prior year disposition.

Other income - Other income consists of interest income earned on investments in money market instruments and non-recurring income generated from the Retail Properties, including consent fees or other fees paid to the Trust. The increase in other income of $82 for the three months ended June 30, 2024, as compared to the corresponding period in 2023, is due to an increase in interest income earned by the Trust. The Trust did not receive any consent fees or other income during the three months ended June 30, 2024. The decrease in other income of $384 for the six months ended June 30, 2024, as compared to the corresponding period in 2023, is due to a decrease of $520 in consent fees and other income received by the Trust, partially offset by an increase of $136 in interest income earned by the Trust.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$17,883	$16,831	$35,651	$33,987
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	4,683	4,817	9,440	9,647
Gain on sales of investment properties, net	(1,102)	—	(2,450)	(828)
Straight-line rental income, net	572	588	1,151	1,179
Amortization of above and below market lease intangibles, net	582	569	1,143	1,120
Interest income	(365)	(283)	(685)	(549)
Non-cash ground rent expense, net	1,495	1,495	2,991	2,991
Non-cash ground lease reimbursement income	(1,027)	(1,004)	(2,062)	(2,016)
NOI	$22,721	$23,013	$45,179	$45,531

The decrease in NOI of $352 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, is due to (i) a net decrease in lease income of $1,171 resulting from the disposition of six Retail Properties and (ii) a decrease in consent fees and other fees of $520; partially offset by (iii) an increase in lease income of $1,001 due to the CPI adjustment of base rent in December 2023 and (iv) net decreases in general and administrative expenses and operating expenses of $43 and $295, respectively.

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

We believe that FFO and Operating FFO, which are supplemental non-GAAP financial measures, provide an additional and useful means to assess our operating performance compared to REITs. FFO and Operating FFO do not represent alternatives to (i) “Net income” or “Net income attributable to Certificateholders” as indicators of our financial performance, or (ii) “Cash flows from operating activities” which is prepared in accordance with GAAP as measures of our capacity to fund cash needs, including the payment of distributions. Comparison of our presentation of Operating FFO to similarly titled measures for REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs.

The following table presents a reconciliation of net income to FFO and Operating FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$17,883	$16,831	$35,651	$33,987
Depreciation and amortization of real estate	4,683	4,817	9,440	9,647
Gain on sales of investment properties, net	(1,102)	—	(2,450)	(828)
FFO	$21,464	$21,648	$42,641	$42,806

FFO per certificate outstanding – basic and diluted	$0.29	$0.29	$0.57	$0.57

FFO	$21,464	$21,648	$42,641	$42,806
Dead deal costs	137	—	140	19
Operating FFO	$21,601	$21,648	$42,781	$42,825

Operating FFO per certificate outstanding – basic and diluted	$0.29	$0.29	$0.57	$0.57

The decrease in FFO of $165 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, is primarily due to (i) a net decrease in lease related income of $1,120 resulting from the disposition of six Retail Properties and (ii) a decrease in consent fee income of $520; partially offset by (iii) an increase in lease income of $1,001 due to the CPI adjustment of base rent in December 2023, (iv) an increase in interest income of $136 and (v) net decreases in general and administrative expenses and operating expenses of $43 and $295, respectively.

The decrease in Operating FFO of $44 for the six months ended June 30, 2024, as compared to six months ended June 30, 2023 is primarily due to (i) a net decrease in lease related income of $1,120 resulting from the disposition of six Retail Properties and (ii) a decrease in consent fee income of $520; partially offset by (iii) an increase in lease income of $1,001 due to the CPI adjustment of base rent in December 2023, (iv) an increase in interest income of $136 and (v) net decreases in general and administrative expenses and operating expenses of $164 and $295, respectively.

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

As of June 30, 2024 and December 31, 2023, we had $47,032 and $38,026, respectively, of cash and cash equivalents. The Trust has adopted a policy to maintain its cash equivalents in a government money market fund administered by a major bulge bracket investment banking firm which invests its assets only in (i) cash and (ii) securities issued or guaranteed by the United States or certain U.S. government agencies and having a weighted average life and weighted average maturity of no more than 120 days and 60 days, respectively. Each of these government money market funds is managed to maintain a stable net asset value, thereby eliminating principal risk.

We had no indebtedness as of June 30, 2024 and December 31, 2023.

Debt Maturities

We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of June 30, 2024 and December 31, 2023.

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

We paid distributions to the Certificateholders of $65,518 or $0.87 per certificate during the six months ended June 30, 2024, and $68,189 or $0.91 per certificate during the six months ended June 30, 2023.

Dispositions

Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the six months ended June 30, 2024 and 2023, included in the amount we paid to Certificateholders was $20,064 and $22,929, respectively, of aggregate net sales proceeds.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the tenant under the Master Leases and should otherwise be met with cash flows from operations.

Summary of Cash Flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$45,315	$46,013
Net cash provided by investing activities	29,209	7,196
Net cash used in financing activities	(65,518)	(68,189)
Change in cash, cash equivalents and restricted cash	9,006	(14,980)
Cash, cash equivalents and restricted cash, at beginning of period	38,026	48,922
Cash, cash equivalents and restricted cash, at end of period	$47,032	$33,942

Cash Flows from Operating and Investing Activities

Net cash provided by operating activities for the six months ended June 30, 2024 was $45,315, as compared to $46,013 for the six months ended June 30, 2023. The decrease of $698 is primarily due to (i) a decrease in prepaid expenses, including insurance premiums and (ii) a decrease in lease income resulting from the disposition of six Retail Properties between June 30, 2023 and June 30, 2024; partially offset by an increase in NOI resulting from (iii) an increase in lease income due to the CPI adjustment to base rent and (iv) net decreases in general and administrative and operating expenses.

Cash flows provided by investing activities for the six months ended June 30, 2024 were $29,209, as compared to $7,196 for the six months ended June 30, 2023. Investing activities solely consists of proceeds from sales of investment properties, and the increase in net cash provided by investing activities is due to disposition activity in each Reporting Period.

During the six months ended June 30, 2024, total net cash provided by operating and investing activities was $74,524, however $65,518 was distributed to Certificateholders in 2024, of which $12,320 were distributions of cash flows from operating and investing activities received during December 2023.

Management believes that cash flows from operations and sales of investment properties and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2024 was $65,518, as compared to $68,189 for the six months ended June 30, 2023. Financing activities for both Reporting Periods consisted of distributions paid to Certificateholders.

Contractual Obligations

As of June 30, 2024, we have 21 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of June 30, 2024:

Payments due by period
Period from July 1 to December 31, 2024	$2,062
2025	4,116
2026	4,138
2027	4,197
2028	4,257
Thereafter	215,902
Less imputed interest	(196,893)
Lease liabilities as of June 30, 2024	$37,779

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our 2023 Annual Report on 10-K, as amended, contains a description of our critical accounting policies, including those relating to the impairment of long-lived assets. For the six months ended June 30, 2024, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements

None.

Subsequent Events

Subsequent to June 30, 2024, we paid monthly distributions to Certificateholders of $20,952 or $0.28 per certificate in July 2024. On August 7, 2024, we announced a distribution of $7,611 or $0.10 per certificate to be paid on August 12, 2024 to Certificateholders.

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

As of June 30, 2024, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no executive officer of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K. Furthermore, the executive officers of the Trust do not and are not permitted to, directly or indirectly, own any of the Trust Certificates.

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
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	August 8, 2024

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	August 8, 2024