Form 10-Q
period 2024-09-30
Copper Property CTL Pass Through Trust
filed 2024-11-07
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands except certificate amounts)

	As of September 30, 2024	As of December 31, 2023
Assets
Investment properties:
Land and improvements	$379,489	$408,064
Building and other improvements	461,874	492,937
	841,363	901,001
Less: accumulated depreciation	(49,244)	(41,818)
Net investment properties	792,119	859,183
Cash and cash equivalents	46,115	38,026
Accounts receivable	36,171	39,504
Lease intangible assets, net	195,284	212,001
Right-of-use lease assets, net	83,884	85,254
Assets associated with investment properties held for sale	21,980	—
Other assets, net	669	522
Total assets	$1,176,222	$1,234,490

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$1,835	$1,224
Lease intangible liabilities, net	78,884	93,078
Lease liabilities	37,791	37,763
Liabilities associated with investment properties held for sale	5,419	—
Other liabilities	8,230	8,603
Total liabilities	132,159	140,668

Commitments and contingencies (Note 4)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(908,057)	(858,298)
Total equity	1,044,063	1,093,822
Total liabilities and equity	$1,176,222	$1,234,490

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Lease income	$24,995	$25,313	$75,802	$76,239

Expenses:
Operating expenses	2,954	2,919	9,257	9,516
Depreciation and amortization	4,572	4,805	14,011	14,452
Provision for impairment of investment properties	2,081	—	2,081	—
General and administrative expenses	1,143	952	3,692	3,545
Total expenses	10,750	8,676	29,041	27,513

Other income:
Gain on sales of investment properties, net	1,866	2,687	4,316	3,515
Other income	332	369	1,017	1,438
Total other income	2,198	3,056	5,333	4,953

Net income	$16,443	$19,693	$52,094	$53,679

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.22	$0.26	$0.69	$0.72
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Three Months Ended September 30, 2023	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of July 1, 2023	75,000,000	$1,952,120	$(835,659)	$1,116,461
Net income	—	—	19,693	19,693
Distributions paid to Certificateholders ($0.46 per certificate)	—	—	(34,389)	(34,389)
Balance as of September 30, 2023	75,000,000	$1,952,120	$(850,355)	$1,101,765

Three Months Ended September 30, 2024	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of July 1, 2024	75,000,000	$1,952,120	$(888,165)	$1,063,955
Net income	—	—	16,443	16,443
Distributions paid to Certificateholders ($0.48 per certificate)	—	—	(36,335)	(36,335)
Balance as of September 30, 2024	75,000,000	$1,952,120	$(908,057)	$1,044,063

Nine Months Ended September 30, 2023	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2023	75,000,000	$1,952,120	$(801,457)	$1,150,663
Net income	—	—	53,679	53,679
Distributions paid to Certificateholders ($1.37 per certificate)	—	—	(102,577)	(102,577)
Balance as of September 30, 2023	75,000,000	$1,952,120	$(850,355)	$1,101,765

Nine Months Ended September 30, 2024	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2024	75,000,000	$1,952,120	$(858,298)	$1,093,822
Net income	—	—	52,094	52,094
Distributions paid to Certificateholders ($1.36 per certificate)	—	—	(101,853)	(101,853)
Balance as of September 30, 2024	75,000,000	$1,952,120	$(908,057)	$1,044,063

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$52,094	$53,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,011	14,452
Provision for impairment of investment properties	2,081	—
Straight-line rental income, net	1,719	1,763
Amortization of above/below market leases, net	1,760	1,667
Gain on sales of investment of properties, net	(4,316)	(3,515)
Changes in assets and liabilities:
Changes in accounts receivable	—	160
Changes in other assets	(546)	(193)
Changes in right-of-use lease assets	1,370	1,375
Changes in accounts payable and accrued expenses	685	7
Changes in lease liabilities	28	76
Changes in other liabilities	(260)	(103)
Net cash provided by operating activities	68,626	69,368

Cash flows from investing activities:
Proceeds from sales of investment properties	41,316	18,224
Net cash provided by investing activities	41,316	18,224

Cash flows from financing activities:
Distributions paid to Certificateholders	(101,853)	(102,577)
Net cash used in financing activities	(101,853)	(102,577)

Net change in cash and cash equivalents	8,089	(14,985)
Cash and cash equivalents, at beginning of period	38,026	48,922
Cash and cash equivalents, at end of period	$46,115	$33,937

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of September 30, 2024, the real estate portfolio consists of 125 Retail Properties, of which 21 are encumbered by ground leases, in the United States (the "U.S.") across 35 states and Puerto Rico, and comprise 16.6 million square feet of leasable space. As of September 30, 2024, two Retail Properties totaling 341 thousand square feet of leasable space within the real estate portfolio were classified as held for sale.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Trust Agreement

The Amended and Restated Trust Agreement (as amended, the “Trust Agreement”) created a series of equity trust certificates designated as “Copper Property CTL Pass Through Certificates” (the “Trust Certificates”), 75,000,000 of which were issued on the Effective Date. Each Trust Certificate represents a fractional undivided beneficial interest in the Trust and represents the interests of the holders of the Trust Certificates (“Certificateholders”) in the Trust.

Subject to the following sentence, the Trust shall terminate no later than January 30, 2026. If upon this date, the Trust owns any Retail Properties, the Manager (defined below) may take action, with the consent of the majority of the Certificateholders, to (a) extend the Trust for a fixed period to facilitate the complete liquidation of the properties; or (b) to convert one or more PropCos to a real estate investment trust (or "REIT") and take action to list the securities of such PropCos on an internationally-recognized stock exchange. As of September 30, 2024, the Trust has not yet committed to an extension or plan for conversion but will continue to evaluate its options.

GLAS Trust Company, LLC, as the Trust's independent third-party trustee (the "Trustee") pursuant to the terms of the Trust Agreement, performs trust administration duties, including treasury management and certificate administration, and earns trustee fees. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly. For the three and nine months ended September 30, 2024, the Trust incurred trustee fees of $25 and $75, respectively. For the three and nine months ended September 30, 2023, the Trust incurred trustee fees of $25 and $75, respectively.

Management Agreement

The Trust has retained Hilco JCP LLC, an affiliate of Hilco Real Estate LLC, as its independent third-party manager to perform asset management duties with respect to the Properties (together with any of its affiliates, replacement or successor, the “Manager”) pursuant to an agreement with an initial term of 24 months, with automatic six month renewals until the termination of the Trust. The Trust pays the Manager a base management fee (the “Base Fee”) and a fee for each property sold (the “Asset Management Fee”). The Base Fee is an amount equal to the greater of 5.75% of the lease payments of the Properties per month and $333 per month. The Asset Management Fee consists of a success fee for each Retail Property sold which varies based on the sales proceeds and date sold.

The Trust incurred Base Fees of $1,446 and $1,462 for the three months ended September 30, 2024 and 2023, respectively, and $4,381 and $4,406 for the nine months ended September 30, 2024 and 2023, respectively, which are included in “Operating expenses” on the accompanying consolidated statements of operations, of which $482 and $486 as of September 30, 2024 and 2023, respectively, were included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets. The Trust incurred Asset Management Fees of $61 and $56 for the three months ended September 30, 2024 and 2023, respectively, and $216 and $71 for the nine months ended September 30, 2024 and 2023, respectively, which are included in “Gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Trust, as well as all wholly owned subsidiaries of the Trust. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements include the quarterly periods ended September 30, 2024 and 2023 (the “Reporting Periods”) and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted in accordance with such rules and regulations. The information presented in the accompanying consolidated financial statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Amounts as of December 31, 2023 included in the consolidated

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

financial statements have been derived from the audited consolidated financial statements as of that date but do not include all annual disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the Trust's Annual Report on Form 10-K, as amended, for the year ended December 31, 2023 (the "10-K"), as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these consolidated financial statements. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

Reclassifications

For the nine months ended September 30, 2023, amounts have been reclassified from "changes in accounts receivable" to "straight-line rental income, net" in the accompanying consolidated statements of cash flows to conform with the 2024 presentation.

(2) INVESTMENT PROPERTIES

As of September 30, 2024, the Trust's real estate portfolio consisted of 125 Retail Properties, two of which were classified as held for sale, across 35 U.S. states and Puerto Rico.

The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of September 30, 2024, excluding the two Retail Properties classified as held for sale:

	Period from October 1 to December 31, 2024	2025	2026	2027	2028	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$1,876	$7,507	$7,507	$7,507	$7,507	$90,078	$121,982
In-place lease intangibles (a)	1,128	4,511	4,511	4,511	4,511	54,130	73,302
Lease intangible assets, net (b)	$3,004	$12,018	$12,018	$12,018	$12,018	$144,208	$195,284

Below market lease intangibles (a)	$1,214	$4,854	$4,854	$4,854	$4,854	$58,254	$78,884
Lease intangible liabilities, net (b)	$1,214	$4,854	$4,854	$4,854	$4,854	$58,254	$78,884

(a)Represents the portion of the leases in which the Trust is the lessor. The amortization of above market lease intangibles is recorded as a reduction to lease income, and the amortization of below market lease intangibles is recorded as an increase to lease income. The amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

(b)As of September 30, 2024, lease intangible assets, net and lease intangible liabilities, net are presented net of $44,443 and $18,953 of accumulated amortization, respectively. As of December 31, 2023, lease intangible assets, net and lease intangible liabilities, net are presented net of $36,373 and $15,969 of accumulated amortization, respectively.

As of September 30, 2024 and December 31, 2023, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 16.3 years and 17.0 years, respectively.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Amortization for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of:
In-place lease intangibles	$1,148	$1,204	$3,510	$3,627
Above market lease intangibles	$1,881	$1,933	$5,679	$5,847
Below market lease intangibles	$1,264	$1,387	$3,919	$4,180

Dispositions

The following table summarizes the disposition activity for the nine months ended September 30, 2024:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/15/24	Transnational Portfolio (1)	Retail	Fee Simple	302	$16,459	$16,096	$1,497
6/10/24	Roseville, CA	Retail	Fee Simple	167	13,364	13,113	1,026
9/30/24	Miami, FL	Retail	Fee Simple	150	12,249	12,107	1,869
				619	$42,072	41,316	$4,392

(1) Portfolio comprised of three Retail Properties located in Newnan, Georgia; Aurora, Colorado; Kissimmee, Florida.

For the nine months ended September 30, 2024, gain on sales of investment properties, net was $4,316, which includes (i) a gain of $4,392 resulting from the dispositions of Retail Properties during the nine months ended September 30, 2024 (as summarized in the table above), (ii) a gain of $78 in proceeds released from escrow due to a disposition that occurred in December 2022 and (iii) $154 of selling expenses from prior period dispositions.
The following table summarizes the disposition activity during the nine months ended September 30, 2023:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/22/23	Temecula, CA	Retail	Fee Simple	125	$6,000	$5,869	$(496)
8/9/23	Katy, TX	Retail	Fee Simple	100	11,282	11,029	2,687
				225	$17,282	16,898	$2,191
During the nine months ended September 30, 2023, gain on sales of investment properties, net was $3,515, which includes (i) a gain of $1,326 less $2 of selling expenses released from escrow due to a disposition that occurred in December 2021 and (ii) a net gain of $2,191 from the dispositions of the Retail Properties in Temecula, California and Katy, Texas.

The dispositions completed during the nine months ended September 30, 2024 and 2023 did not qualify for discontinued operations treatment and are not considered individually significant.

Held for Sale

The following Retail Properties were classified as held for sale as of September 30, 2024:

Location	Carrying Value		Date of Sale	Gross Sales Price
Cherry Hill, NJ	$4,627	(1)	October 25, 2024	$4,804
Lynnwood, WA	$11,934		October 25, 2024	$12,894

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(1) Prior to disposition, this Property was remeasured to fair value and a provision for impairment of $2,081 was recognized.

Real estate held for sale consisted of the following at September 30, 2024:

Land and improvements	$9,750
Building and other improvements	11,488
Less: accumulated depreciation	(1,437)
Net investment properties	19,801
Accounts receivable	382
Lease intangible assets, net	1,731
Other assets	66
Assets associated with investment properties held for sale	$21,980

Accounts payable and accrued expenses	$31
Lease intangible liabilities, net	5,276
Other liabilities	112
Liabilities associated with investment properties held for sale	$5,419

As of September 30, 2023, there were no properties classified as held for sale.

Impairment of Investment Properties

During the nine months ended September 30, 2024, the Trust recognized an impairment charge of $2,081 related to an adjustment to the carrying value of a Retail Property in Cherry Hill, New Jersey that was classified as held for sale as of September 30, 2024. There was no adjustment to the carrying value of the Retail Property in Lynnwood, Washington that was also classified as held for sale as of September 30, 2024. See Note 5 for fair value disclosure.

(3) LEASES

Leases as Lessor

The Retail Properties are leased pursuant to a single retail master lease (as amended, modified or supplemented from time to time, the “Retail Master Lease”) and the Warehouses were leased pursuant to a single distribution center master lease (as amended, modified or supplemented from time to time, the “DC Master Lease”; together with the Retail Master Lease, the “Master Leases” and individually, each a “Master Lease”). On the Effective Date, Penney Intermediate Holdings LLC assigned all of its right, title and interest as lessor under the Master Leases to the applicable PropCo. Each of the Master Leases has an initial term of 20 years that commenced on December 7, 2020 and is classified as an operating lease. Upon the sale of the Warehouses in December 2021, the Trust assigned all of its right, title and interest as lessor in the DC Master Lease to the purchaser. The Trust receives monthly base rent pursuant to the Master Leases, which was 50% abated through December 31, 2021 for each of the Retail Properties. At the beginning of the third lease year, base rent under the Retail Master Lease increases annually based on changes in the consumer price index (subject to a maximum 2% increase per year). Pursuant to the Retail Master Lease, lease payments increased in December 2023 based on changes in the consumer price index ("CPI").

The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by Penney Intermediate Holdings LLC and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by Penney Intermediate Holdings LLC are not included in the accompanying consolidated statements of operations, except for ground lease payments made by Penney Intermediate Holdings LLC, since recording cash payments made by Penney Intermediate Holdings LLC is necessary to relieve amounts due to the ground lessor included in the ground lease

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

liabilities. Ground lease payments made by Penney Intermediate Holdings LLC of $3,089 and $3,035 for the nine months ended September 30, 2024 and 2023, respectively, were paid directly to the ground lessor by Penney Intermediate Holdings LLC and were included in “Lease income” in the accompanying consolidated statements of operations.

As of September 30, 2024, lease payments of $8,197 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheet and will be recognized as lease income in October 2024. As of December 31, 2023, lease payments of $8,583 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheet and were recognized as lease income in January 2024. The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statements of operations. During the Reporting Periods, there was no uncollectible lease income.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by Penney Intermediate Holdings LLC to the Trust in accordance with the terms of the Master Lease, and are presented net of reimbursement from Penney Intermediate Holdings LLC on the consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, the Trust remitted sales and use taxes of $394 and $609, respectively, which were fully reimbursed by Penney Intermediate Holdings LLC as of the end of each corresponding Reporting Period.

From time to time, the Trust may have leasing activity with replacement tenants other than Penney Intermediate Holdings LLC but has had none to date.

The disaggregation of the Trust’s lease income as either fixed or variable lease income based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification ("ASC") Topic 842 is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024		2023	2024		2023
Fixed lease income	$24,660		$25,425	$74,698		$76,634
Variable lease income (a)	493		—	1,494		—
Straight-line rental income, net (b)	(568)		(585)	(1,719)		(1,763)
Ground lease reimbursement income (c)	1,027		1,019	3,089		3,035
Other
Amortization of above and below market lease intangibles (d)	(617)		(546)	(1,760)		(1,667)
Lease income	$24,995	(e)	$25,313	$75,802	(e)	$76,239
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
(e)Includes lease income from the two Retail Properties classified as held for sale as of September 30, 2024.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

As of September 30, 2024, undiscounted lease payments to be received under operating leases, excluding the two Retail Properties classified as held for sale and amounts resulting from CPI adjustments, for the next five years and thereafter are as follows:

Lease Payments
Period from October 1 to December 31, 2024	$24,106
2025	96,425
2026	96,425
2027	96,425
2028	96,425
Thereafter	1,157,097
Total	$1,566,903

The weighted average remaining lease term was approximately 16.3 years as of September 30, 2024.

Leases as Lessee

The Trust was assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. As of September 30, 2024, the Trust held an interest as lessee of land under 21 non-cancellable ground leases. The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised. All option terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease as of September 30, 2024.

The components of ground lease rent expense, which are included within “Operating expenses” in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of:
Above market ground lease intangibles	$(160)	$(160)	$(480)	$(480)
Below market ground lease intangibles	365	365	1,095	1,095
Right-of-use assets	251	252	755	760
Interest expense	1,039	1,038	3,116	3,111
Ground lease rent expense	$1,495	$1,495	$4,486	$4,486

There were no cash payments for ground lease rent expense as these payments are made by the tenant.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

As of September 30, 2024, undiscounted future rental obligations to be paid under the long-term ground leases by Penney Intermediate Holdings LLC under the terms of the Master Lease on behalf of the Trust, including fixed rental increases, for the next five years and thereafter, are as follows:

Lease Obligations
Period from October 1 to December 31, 2024	$1,035
2025	4,116
2026	4,138
2027	4,197
2028	4,257
Thereafter	215,902
Less imputed interest	(195,854)
Lease liabilities as of September 30, 2024	$37,791

The Trust’s long-term ground leases had a weighted average remaining lease term of 42.6 years and a weighted average discount rate of 11.0% as of September 30, 2024.

(4) COMMITMENTS AND CONTINGENCIES

Master Leases

Landlord Option Properties: On the Effective Date, the Retail Master Lease provides the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice. This option is limited (for the Trust, but not for future landlords) to eight Retail Properties in any lease year. During the nine months ended September 30, 2024, no Retail Properties with landlord termination options were sold. As of September 30, 2024, the Trust had sold 16 Retail Properties with landlord termination options, and there were seven remaining Retail Properties with landlord termination options.

Tenant Option Properties: On the Effective Date, the Retail Master Lease provided Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties. This option is limited to no more than five Properties in any lease year. During the nine months ended September 30, 2024, no Retail Properties with tenant termination options were sold. As of September 30, 2024, the Trust had sold five Retail Properties with tenant termination options, and there was one remaining Retail Property with a tenant termination option.

Substitution Options and Go Dark Rights: The Retail Master Lease provides Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease with respect to selected sub-performing properties upon replacement of such sub-performing properties with qualified replacement properties in accordance with the terms and conditions of the Retail Master Lease. Notwithstanding the foregoing, Penney Intermediate Holdings LLC shall only be entitled to exercise a substitution option (i) between the third and 15th anniversary of the commencement date of the Retail Master Lease and (ii) if the aggregate allocated base rent amounts for all Go Dark/Substitution Properties (as defined in the Retail Master Lease) during the applicable period (as described in the Retail Master Lease) is less than or equal to 15% of the aggregate first year’s base rent. The Retail Master Lease also provides Penney Intermediate Holdings LLC with the limited right to “go dark” (i.e., cease operations) at one or more Retail Properties in certain limited circumstances as set forth in the Retail Master Lease; provided that such right does not relieve Penney Intermediate Holdings LLC of its obligation to make any rent payments that are due and owing. As of September 30, 2024, Penney Intermediate Holdings LLC has not ceased operations at any of the Retail Properties.

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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

As of September 30, 2024, 19 of these Retail Properties, of which three were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold.

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

Significant Risks and Uncertainties

Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, fluctuations in interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose increasing risks to the Company and the U.S. economy. The ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others are also contributing to economic and geopolitical uncertainty. While we did not incur any disruptions to our lease income and occupancy during the nine months ended September 30, 2024, as a result of these adverse political and economic conditions, credit markets or other events, we continue to closely monitor the impact of these factors as they may have a negative impact on our or Penney Intermediate Holdings LLC’s business.

Concentration of Credit Risk

As of September 30, 2024, all of the Properties were leased to Penney Intermediate Holdings LLC, and all of the Trust’s lease income was derived from the Master Leases (see Note 3). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of Penney Intermediate Holdings LLC, and Penney Intermediate Holdings LLC provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on Penney Intermediate Holdings LLC’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

As of September 30, 2024, the Trust's properties are located across 35 U.S. states and Puerto Rico. For the nine months ended September 30, 2024, the Trust's lease income was concentrated in two states as follows: California 18.7% and Texas 13.2%. For the nine months ended September 30, 2023, the Trust's lease income was concentrated in two states as follows: California 18.8% and Texas 13.4%.

Litigation

From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. There are no current matters that are expected to have a material effect on the Trust’s consolidated financial statements.

Income Taxes

As of September 30, 2024 and December 31, 2023, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.

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

Recurring Fair Value Measurements

As of September 30, 2024 and December 31, 2023, the Trust did not hold any assets or liabilities that are measured at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

During the nine months ended September 30, 2024, the Trust remeasured one Retail Property to fair value on a nonrecurring basis. The Trust recognized an impairment charge related to an adjustment to the carrying value of a Retail Property, which was classified as held for sale as of September 30, 2024, to its estimated fair value. The following table summarizes the provision for impairment for this asset:

Location	Fair Value (1)	Provision for Impairment	Sale Date
Cherry Hill, NJ	$4,804	$2,081	October 25, 2024

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(1) Estimated fair value was based on the aggregate sales proceeds net of closing costs resulting from the actual transaction with an unrelated third party. The Trust determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

During the nine months ended September 30, 2023, the Trust did not remeasure any assets to fair value on a nonrecurring basis, and no impairment charges were recorded.

(6) SUBSEQUENT EVENTS

Subsequent to September 30, 2024, we paid monthly distributions to Certificateholders of $19,563 or $0.26 per certificate in October 2024. On November 7, 2024, we announced a distribution of $25,093 or $0.33 per certificate to be paid on November 12, 2024 to Certificateholders.

On October 25, 2024, the Trust sold the Retail Properties in Cherry Hill, New Jersey and Lynnwood, Washington. Cherry Hill, New Jersey sold for a gross price of $4,804 with a carrying value at September 30, 2024 of $4,627. Lynnwood, Washington sold for a gross price of $12,894 with a carrying value at September 30, 2024 of $11,934.

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

Principal External Factors that Affect our Results of Operations

Inflation Risk and Economic Conditions

Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, fluctuating interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose continued risk to the Trust and the U.S. economy. The ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others, are also contributing to economic and geopolitical uncertainty. Downturns in the global economy could cause a decline in the demand for our properties and our tenant's products. Our operations could also be impacted by inflation and changes in interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2024 and 2023.

While we did not incur any disruptions to our lease income and occupancy during the nine months ended September 30, 2024 and 2023 as a result of these adverse political and economic conditions, credit markets or other events, any of these events could materially adversely impact the Trust or Penney Intermediate Holdings LLC's business. The Trust continues to closely monitor economic, financial and social conditions, including the effects of inflation.

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

Executive Summary

Copper Property CTL Pass Through Trust exists for the sole purpose of collecting rent, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of September 30, 2024, we owned 125 retail operating properties, 21 of which are encumbered by ground leases, across 35 U.S. states and Puerto Rico representing 16.6 million square feet of leasable space. The number of retail operating properties decreased to 125 as of September 30, 2024 from 130 as of December 31, 2023 as a result of the dispositions of five Retail Properties during the nine months ended September 30, 2024.

The following table summarizes our portfolio as of September 30, 2024, which includes the two Retail Properties classified as held for sale:

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for the nine months ended September 30, 2024		Lease income as % of total	Lease income for the nine months ended September 30, 2023		Lease income as % of total
CA	16	4	20	2,936	13,674		18.4%	13,401		18.4%
TX	17	4	21	2,147	10,003		13.4%	9,785		13.4%
FL	6	1	7	1,039	5,302		7.1%	5,181		7.1%
NJ	5	—	5	883	3,816		5.1%	3,788		5.1%
WA	3	1	4	666	3,461		4.7%	3,399		4.7%
NY	1	2	3	470	3,327		4.5%	3,249		4.5%
IL	5	—	5	845	3,120		4.2%	3,054		4.2%
NV	2	1	3	438	2,623		3.5%	2,564		3.5%
AZ	4	—	4	493	2,601		3.5%	2,548		3.5%
MI	6	—	6	863	2,601		3.5%	2,545		3.5%
OH	5	—	5	645	2,344		3.2%	2,292		3.1%
PA	4	—	4	555	2,238		3.0%	2,193		3.0%
KY	1	1	2	251	1,412		1.9%	1,384		1.9%
NM	2	—	2	266	1,404		1.9%	1,374		1.9%
CO	1	1	2	263	1,328		1.8%	1,311		1.8%
Other	26	6	32	3,888	15,148		20.3%	14,844		20.4%

Total Retail	104	21	125	16,648	$74,402	(a)	100%	$72,912	(a)	100%

(a) For the nine months ended September 30, 2024 and 2023, lease income recognized from the portfolio as of September 30, 2024 consists of the following:

	Nine Months Ended September 30,
	2024	2023
Base rent	$74,777	$73,311
Straight-line rental income	(1,687)	(1,687)
Amortization of above and below market lease	(1,777)	(1,747)
Ground lease reimbursement income	3,089	3,035
Lease income	$74,402	$72,912

Company Highlights — Nine Months Ended September 30, 2024
Acquisitions
We had no acquisition activity during the nine months ended September 30, 2024 and 2023.

Dispositions

The following table summarizes the disposition activity during the nine months ended September 30, 2024:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
3/15/24	Transnational Portfolio (1)	Retail	Fee Simple	302	$16,459	$16,096	$1,497
6/10/24	Roseville, CA	Retail	Fee Simple	167	13,364	13,113	1,026
9/30/24	Miami, FL	Retail	Fee Simple	150	12,249	12,107	1,869
				619	$42,072	$41,316	$4,392

(1) Portfolio comprised of three Retail Properties located in Newnan, Georgia; Aurora, Colorado and Kissimmee, Florida.

For the nine months ended September 30, 2024, gain on sales of investment properties, net was $4,316, which includes: (i) a gain of $4,392 resulting from the dispositions of Retail Properties during the nine months ended September 30, 2024 (as summarized in the table above), (ii) a gain of $78 in proceeds released from escrow due to a disposition that occurred in December 2022 and (iii) $154 of selling expenses from prior period dispositions.

The following table summarizes the disposition activity during the nine months ended September 30, 2023:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/22/23	Temecula, CA	Retail	Fee Simple	125	$6,000	$5,869	$(496)
8/9/23	Katy, TX	Retail	Fee Simple	100	11,282	11,029	2,687
				225	$17,282	$16,898	$2,191

For the nine months ended September 30, 2023, gain on sales of investment properties, net was $3,515, which includes (i) a gain of $1,326 less $2 of selling expenses released from escrow due to a disposition that occurred in December 2021 and (ii) a net gain of $2,191 resulting from the dispositions of Retail Properties during the nine months ended September 30, 2023.

Leasing Activity

There was no leasing activity during the nine months ended September 30, 2024 and 2023.

Capital Markets
There was no capital markets activity during the nine months ended September 30, 2024 and 2023.

Distributions
We paid distributions to the Certificateholders of $101,853 or $1.36 per certificate during the nine months ended September 30, 2024 and $102,577 or $1.37 per certificate during the nine months ended September 30, 2023.

Results of Operations

Comparison of three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023

For the three months ended September 30, 2024, net income attributable to Certificateholders was $16,443 or $0.22 per Certificate, as compared to $19,693 or $0.26 per Certificate for the corresponding period in 2023.

For the nine months ended September 30, 2024, net income attributable to Certificateholders was $52,094 or $0.69 per Certificate, as compared to $53,679 or $0.72 per Certificate for the corresponding period in 2023.

The following describes the changes on the Trust’s consolidated statements of operations that affected net income attributable to Certificateholders during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023:

Lease income - The net decrease in lease income of $318 and $437 for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023, is due to the disposition of six Retail Properties between September 30, 2023 and September 30, 2024, partially offset by the CPI adjustment of base rent as of December 7, 2023.

Operating expenses - The net increase in operating expenses of $35 for the three months ended September 30, 2024, as compared to the corresponding period in 2023, is primarily due to an increase in bank fees of $32. During the three months ended September 30, 2024, the Trust paid bank charges related to prior periods, along with charges for the current quarter. The net decrease in operating expenses of $259 for the nine months ended September 30, 2024, as compared to the corresponding period in 2023, is due to the Trust receiving a franchise tax refund during the nine months ended September 30, 2024.

Depreciation and amortization - The decrease in depreciation and amortization of $233 and $441 for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding period in 2023, is due to the disposition of six Retail Properties between September 30, 2023 and September 30, 2024.

Provision for impairment of investment properties - During the nine months ended September 30, 2024, the Trust remeasured one investment property to fair value and recorded an impairment charge of $2,081. During the nine months ended September 30, 2023, no impairment charge was recorded.

General and administrative expenses - The increase in general and administrative expenses of $191 for the three months ended September 30, 2024, as compared to the corresponding period in 2023, is primarily due to an increase in legal expenses. For the nine months ended September 30, 2024, general and administrative expenses increased by $147 from the corresponding period in 2023 primarily due to an increase in legal expenses, partially offset by a decrease in insurance expense.

Gain on sales of investment properties, net - During the nine months ended September 30, 2024, the Trust disposed of five properties for aggregate net sales proceeds of $41,316, which resulted in an aggregate gain of $4,392. For the nine months ended September 30, 2024, gain on sales of investment properties, net includes a gain of $78 in proceeds released from escrow due to a disposition that occurred in December 2022 and $154 of selling expenses from prior period dispositions. During the nine months ended September 30, 2023, the gain on sales of investment properties, net of $3,515 is due to the dispositions of two Retail Properties and includes a net gain of $1,324 from a prior year disposition.

Other income - Other income consists of interest income earned on investments in money market instruments and non-recurring income generated from the Retail Properties, including consent fees or other fees paid to the Trust. For the three months ended September 30, 2024, the decrease in other income of $37, as compared to the corresponding period in 2023, is due to a decrease of $52 in consent fees and other income, partially offset by an increase of $15 in interest income earned by the Trust. The Trust did not receive any consent fees or other income during the three months ended September 30, 2024, compared to $52 during the comparable period in 2023. For the nine months ended September 30, 2024, the decrease in other income of $421, as compared to the corresponding period in 2023, is due to a decrease of $572 in consent fees and other income received by the Trust, partially offset by an increase of $151 in interest income earned by the Trust.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$16,443	$19,693	$52,094	$53,679
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	4,572	4,805	14,011	14,452
Provision for impairment of investment properties	2,081	—	2,081	—
Gain on sales of investment properties, net	(1,866)	(2,687)	(4,316)	(3,515)
Straight-line rental income, net	568	585	1,719	1,763
Amortization of above and below market lease intangibles, net	617	546	1,760	1,667
Interest income	(332)	(317)	(1,017)	(866)
Non-cash ground rent expense, net	1,495	1,495	4,486	4,486
Non-cash ground lease reimbursement income	(1,027)	(1,019)	(3,089)	(3,035)
NOI	$22,551	$23,101	$67,729	$68,631

The decrease in NOI of $902 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, is due to (i) a decrease in lease income of $1,936 resulting from the disposition of six Retail Properties, (ii) a decrease in consent fee income of $572 and (iii) a net increase in general and administrative expenses of $147; partially offset by (iv) an increase in lease income of $1,494 due to the CPI adjustment of base rent in December 2023 and (v) a net decrease in operating expenses of $259.

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

The following table presents a reconciliation of net income to FFO and Operating FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$16,443	$19,693	$52,094	$53,679
Depreciation and amortization of real estate	4,572	4,805	14,011	14,452
Provision for impairment of investment properties	2,081	—	2,081	—
Gain on sales of investment properties, net	(1,866)	(2,687)	(4,316)	(3,515)
FFO	$21,230	$21,811	$63,870	$64,616

FFO per certificate outstanding – basic and diluted	$0.28	$0.29	$0.85	$0.86

FFO	$21,230	$21,811	$63,870	$64,616
Dead deal costs	—	53	140	72
Operating FFO	$21,230	$21,864	$64,010	$64,688

Operating FFO per certificate outstanding – basic and diluted	$0.28	$0.29	$0.85	$0.86

The decrease in FFO of $746 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, is primarily due to (i) a net decrease in lease related income of $1,931 resulting from the disposition of six Retail Properties, (ii) a decrease in consent fee income of $572 and (iii) a net increase in general and administrative expenses of $147; partially offset by (iv) an increase in lease income of $1,494 due to the CPI adjustment of base rent in December 2023, (v) an increase in interest income of $151 and (vi) a net decrease in operating expenses of $259.

The decrease in Operating FFO of $678 for the nine months ended September 30, 2024, as compared to nine months ended September 30, 2023 is primarily due to (i) a net decrease in lease related income of $1,931 resulting from the disposition of six Retail Properties, (ii) a decrease in consent fee income of $572 and (iii) a net increase in general and administrative expenses of $79; partially offset by (iv) an increase in lease income of $1,494 due to the CPI adjustment of base rent in December 2023, (v) an increase in interest income of $151 and (vi) a net decrease in operating expenses of $259.

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

As of September 30, 2024 and December 31, 2023, we had $46,115 and $38,026, respectively, of cash and cash equivalents. The Trust has adopted a policy to maintain its cash equivalents in a government money market fund administered by a major bulge bracket investment banking firm which invests its assets only in (i) cash and (ii) securities issued or guaranteed by the United States or certain U.S. government agencies and having a weighted average life and weighted average maturity of no more than 120 days and 60 days, respectively. Each of these government money market funds is managed to maintain a stable net asset value, thereby eliminating principal risk.

We had no indebtedness as of September 30, 2024 and December 31, 2023.

Debt Maturities

We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of September 30, 2024 and December 31, 2023.

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

We paid distributions to the Certificateholders of $101,853 or $1.36 per certificate during the nine months ended September 30, 2024, and $102,577 or $1.37 per certificate during the nine months ended September 30, 2023.

Dispositions

Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the nine months ended September 30, 2024 and 2023, included in the amount we paid to Certificateholders was $33,176 and $33,875, respectively, of aggregate net sales proceeds.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the tenant under the Master Leases and should otherwise be met with cash flows from operations.

Summary of Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$68,626	$69,368
Net cash provided by investing activities	41,316	18,224
Net cash used in financing activities	(101,853)	(102,577)
Change in cash, cash equivalents and restricted cash	8,089	(14,985)
Cash, cash equivalents and restricted cash, at beginning of period	38,026	48,922
Cash, cash equivalents and restricted cash, at end of period	$46,115	$33,937

Cash Flows from Operating and Investing Activities

Net cash provided by operating activities for the nine months ended September 30, 2024 was $68,626, as compared to $69,368 for the nine months ended September 30, 2023. The decrease of $742 is primarily due to a decrease in NOI resulting from (i) a decrease in lease income due to the disposition of six Retail Properties between September 30, 2023 and September 30, 2024, (ii) a decrease in consent fee income and (iii) an increase in general and administrative expenses. These changes were partially offset by (iv) increases in lease income due to the CPI adjustment to base rent and (v) a net decrease in operating expenses.

Cash flows provided by investing activities for the nine months ended September 30, 2024 were $41,316, as compared to $18,224 for the nine months ended September 30, 2023. Investing activities solely consists of proceeds from sales of investment properties, and the increase in net cash provided by investing activities is due to disposition activity in each Reporting Period.

During the nine months ended September 30, 2024, total net cash provided by operating and investing activities was $109,942, however $101,853 was distributed to Certificateholders in 2024, of which $12,320 were distributions of cash flows from operating and investing activities received during December 2023.

Management believes that cash flows from operations and sales of investment properties and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2024 was $101,853, as compared to $102,577 for the nine months ended September 30, 2023. Financing activities for both Reporting Periods consisted of distributions paid to Certificateholders.

Contractual Obligations

As of September 30, 2024, we have 21 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of September 30, 2024:

Payments due by period
Period from October 1 to December 31, 2024	$1,035
2025	4,116
2026	4,138
2027	4,197
2028	4,257
Thereafter	215,902
Less imputed interest	(195,854)
Lease liabilities as of September 30, 2024	$37,791

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our 2023 Annual Report on 10-K, as amended, contains a description of our critical accounting policies, including those relating to the impairment of long-lived assets. For the nine months ended September 30, 2024, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements

None.

Subsequent Events

Subsequent to September 30, 2024, we paid monthly distributions to Certificateholders of $19,563 or $0.26 per certificate in October 2024. On November 7, 2024, we announced a distribution of $25,093 or $0.33 per certificate to be paid on November 12, 2024 to Certificateholders.

On October 25, 2024, the Trust sold the Retail Properties in Cherry Hill, New Jersey and Lynnwood, Washington. Cherry Hill, New Jersey sold for a gross price of $4,804 with a carrying value at September 30, 2024 of $4,627. Lynnwood, Washington sold for a gross price of $12,894 with a carrying value at September 30, 2024 of $11,934.

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

As of September 30, 2024, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no executive officer of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K. Furthermore, the executive officers of the Trust do not and are not permitted to, directly or indirectly, own any of the Trust Certificates.

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
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	November 7, 2024

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	November 7, 2024