Form 10-K
period 2024-12-31
Copper Property CTL Pass Through Trust
filed 2025-03-07
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
N/A
(Title of Class)

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Index to Exhibits begins on page 65.

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I
All dollar amounts in this Form 10-K in Items 1. through 7A. are stated in thousands with the exception of per certificate, per square foot and per unit amounts

ITEM 1. BUSINESS

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

During the year ended December 31, 2024, we sold nine Retail Properties for proceeds of $75,387. As a result of these sales, we recorded a gain on sales of investment properties of $9,605.

During the year ended December 31, 2024, we paid distributions to Certificateholders of $153,712, which includes the net proceeds of sales from December 2023 that were distributed in January 2024 and excludes the net proceeds from sales from December 2024 that were distributed in January 2025.

As of December 31, 2024, we owned 121 Retail Properties in the United States across 35 states and Puerto Rico, comprising 16.1 million square feet of leasable space.

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

Competition

From a real estate sales perspective, we compete with other retail properties, which could impact our ability to sell the Properties and the sale price that can be achieved for such sales. We compete for buyers based on several factors that include location, rental rates and suitability of the property’s design to prospective users’ needs.

We may compete for tenants with other entities advised or sponsored by affiliates of Penney Intermediate Holdings LLC. Our ability to compete is also impacted by national and local economic trends, availability and cost of capital, maintenance and renovation costs, existing laws and regulations, new legislation and population trends.

Life of the Trust

The Trust shall terminate on January 30, 2026 unless the Trustee (in consultation with the Manager) and the Majority Certificateholders determine that a fixed period extension is necessary to complete the recovery on, and liquidation of, the Trust Assets. If the Manager determines that the full liquidation of the Trust’s assets is not feasible by the termination date, the Manager shall develop a plan of conversion to a REIT for approval by a majority of the Certificateholders.

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

Risks Relating to Limited Purpose and Recent Formation

The Trust has a limited purpose and does not expect to generate or receive cash other than from limited sources. Pursuant to the Trust Agreement, the Trust was established and exists for the purpose of collecting rent, distributing operating and sales proceeds, and holding, administering, and liquidating the Properties for the benefit of the Certificateholders. The Trust Agreement further provides that the Trust shall have no objective or authority to continue or to engage in the conduct of a trade or business, except to the extent reasonably necessary to carry out the purpose of the Trust as set forth therein. The Trust does not expect to receive material cash other than through lease payments from the Tenant and from sales of the Properties.

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

If the Trust is unable to sell the Properties within the approved sale period, as the same may be extended by a vote of the Certificateholders, the Properties may be transferred into a REIT. The Trust may not be able to sell all of the Properties by December 10, 2025, or any extended sale period approved by the Certificateholders (the “approved sale period”). Should the Trust be unable to sell all of the Properties within the approved sale period, the Manager may develop a plan for the conversion of one or more subsidiaries of the Trust to a REIT, the contribution of one or more of the Properties to an existing REIT, or the transfer of the Properties to an alternative investment vehicle. If the remaining Properties are held by a newly-formed REIT, the requirements applicable to such a REIT may delay further sales of Properties. Upon transfer of properties into a REIT, the amount or timing of distributions may be negatively affected. As of December 31, 2024, the Trust has not yet committed to an extension or plan for conversion but will continue to evaluate its options.

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

These laws and regulations governing environmental, health and safety issues continue to evolve. For example, in December 2023, the Environmental Protection Agency (“EPA”) issued a rule that sharply reduces emissions of methane and other harmful air pollution from oil and natural gas operations, including from existing sources nationwide. The rule includes New Source Performance Standards, to reduce methane and smog-forming volatile organic compounds from new, modified and reconstructed sources, and Emissions Guidelines, which set procedures for states to follow as they develop plans to limit methane from existing sources, including oil and natural gas operations. While we cannot be certain of this rule’s impact as we wait for states to submit their plans to the EPA for approval, we anticipate that this could increase costs of compliance, reduce occurrence of operations that drive demand for our properties and have an adverse impact on our business. Additionally, the SEC is considering implementing new climate change disclosure rules and other federal or state agencies may do the same. These new reporting rules may be difficult to comply with, increase costs of operation and influence customer behavior and demand.

The recent change in the U.S. presidential administration, along with the overturning of the Chevron doctrine, which previously granted judicial deference to regulatory agencies, has increased uncertainty in the regulatory and legislative processes. As a result, we cannot predict whether challenges to existing agency regulations will increase, or how lower courts will interpret this decision in relation to other regulatory schemes without further clarification from the U.S. Supreme Court. This could have significant consequences on tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, and the ADA and other regulatory areas with which we must comply. Furthermore, new policy approaches may unintentionally impact our business and affect our ability to operate as we have in the past.

Adverse weather conditions and natural disasters could adversely affect the Trust’s operations and results. The Trust may not be able to obtain insurance at reasonable rates for natural disasters and other events that are beyond its control. Climate change may increase the frequency and severity of extreme weather events and certain adverse weather patterns in the future, which could put the Trust’s properties at risk for weather related damage. Although the Tenant is required to maintain property insurance coverage, such coverage is subject to deductibles and limits on maximum benefits. We cannot assure you that the Tenant or the Trust will be able to fully insure such losses or that, in the case of business interruption coverage, such insurance will be maintained at all, or that the Tenant or the Trust will be able to fully collect, if at all, on claims resulting from such natural disasters. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it infeasible to use insurance proceeds to replace the damaged property. Furthermore, the Tenant or the Trust may not be able to obtain insurance for these types of events for all of the Properties at reasonable rates.

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

Inflation and increased interest rates may increase our operating and capital costs. In 2022, inflationary pressures resulting from COVID-19 relief and aid programs, supply chain constraints and generally improved economic conditions increased our costs for third-party compensation and other costs necessary to operate our business, and our customers’ costs of living. The general economy in 2022 was also affected by the war in Ukraine and associated increase in energy costs. While the global inflation rate began to ease somewhat in 2023 and 2024 as a result of central bank policy tightening, core inflation remains persistent. As a result of the decline in global inflation, the U.S. Federal Reserve cut the federal funds rate three times in 2024 by a total of 100 basis points. However, the U.S. Federal Reserve held rates steady in their January 2025 meeting and indicated the pause will likely continue for the remainder of 2025.

After almost 10 years of low interest rate environments, inflationary pressures and efforts in the U.S. and around the world to combat inflation have resulted in increased interest rates by central banks globally. As a result, to the extent we incur any indebtedness, the interest rates we are charged may be significantly higher than what would have been expected in prior years. Furthermore, the increased interest rates could affect our Tenant's businesses and borrowing costs, which in turn could impact their ability to make timely payments to us. Given that core inflation has proved persistent, there is no telling if interest rates will stabilize, increase or decrease.

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

The Manager has a limited history of managing investment vehicles like the Trust and its experience may be inadequate or unsuitable to manage the Trust. Although the Manager has a significant history of asset and property management and has managed the Trust for four years, the past performances of the Manager may not be a sufficient indication of its ability to manage an investment vehicle such as the Trust. If the experience of the Manager and its employees is inadequate or unsuitable to manage the Trust, the operations of the Trust may be adversely affected.

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

The ownership and disposition of Trust Certificates may give rise to adverse tax consequences for non-U.S. and certain tax-exempt Certificateholders. The Trust is expected to sell or otherwise dispose of its assets as quickly as commercially possible. Until individual assets are sold, such assets will generate rental income pursuant to the Master Leases. Such income will be allocated to the Certificateholders, and each Certificateholder should assume this income may be treated as income from the active conduct of a trade or business in the United States for federal income tax purposes. As a result, a non-U.S. Certificateholder that is not otherwise required to file federal income tax returns or pay federal income tax may be deemed engaged in such a U.S. trade or business and required to file a federal income tax return and pay federal income tax with respect to income (including income allocated to it by the

Trust) that is connected to such trade or business. If the rental income is not treated as income from the active conduct of a U.S. trade or business, a non-U.S. Certificateholder generally would be subject to 30% gross basis withholding tax (or such lower rate specified by an applicable tax treaty) on distributions that are attributable to such rental income unless a special election is made to treat such rental income as income from a U.S. trade or business. In addition, gain arising in connection with the disposition of Properties is expected to be treated as gain from the disposition of a U.S. real property interest, subject to federal income tax for a non-U.S. Certificateholder. A withholding agent may withhold at the highest applicable rate on distributions to non-U.S. Certificateholders that are attributable to any such dispositions, and non-U.S. Certificateholders will be required to file federal income tax returns and pay federal income tax, to the extent not previously withheld, on their allocable share of any gain. A Certificateholder that is a non-U.S. corporation may be subject to a 30% branch profits tax (or such lower rate specified by an applicable tax treaty) of its effectively connected earnings and profits for each taxable year, as adjusted for certain taxes.

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

The Certificateholders may be subject to state and local income taxes and may have to file tax returns in each jurisdiction where a Property is located. The Trust owns real property located in a significant number of U.S. states. Many U.S. states impose income taxes on income earned with respect to real property located in such jurisdiction, including on gains resulting from the disposition of such property. States or localities that respect the pass-through nature of the Trust for tax purposes may require a Certificateholder to file a tax return and pay income tax in their jurisdiction. Because the Trust owns properties in 35 U.S. states and Puerto Rico, this could result in the Certificateholders being required to file tax returns and pay taxes in a large number of jurisdictions.

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

Risks Relating to Accounting, Financial Reporting and Information Management

The Properties may be subject to impairment charges that may materially affect our financial results. Economic and other conditions may adversely impact the valuation of our assets, resulting in impairment charges that could have a material adverse effect on our results of operations and earnings. On a regular basis, we evaluate our assets for impairment based on various triggers, including changes in the projected cash flows of such assets and market conditions. If we determine that an impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. Furthermore, changes in estimated future cash flows due to a change in our plans, policies or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be material.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As an externally managed trust, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Manager. While we rely on our Manager's and our Manager's parent company's technology infrastructure and information systems to perform operational activities as well as to maintain the Trust’s business records and financial data, we do not possess sensitive personal data for any third parties or employees. The Trust’s business is highly dependent on the communications and information systems of the Manager, its affiliates and third-party service providers or employees. The Manager has adopted processes designed to identify, assess and manage material risks from cybersecurity threats to the Trust. These processes include assessments of internal and external threats to the confidentiality, integrity and availability of the Trust’s data and systems along with other material risks to its operations. These risk assessments inform our cybersecurity program and the continued development of a layered set of controls aimed at preventing, detecting, and responding to threats.

Management, including our Principal Executive Officer and Principal Financial Officer, oversees our enterprise risk management process in collaboration with our Manager and our Manager's parent company. Our Principal Executive Officer and Principal Financial Officer bring over 17 and 20 years of experience, respectively, in overseeing IT infrastructure management as part of their executive and audit committee roles across various companies. Additionally, both have completed cybersecurity training to enhance their expertise in risk management and IT security.

No less frequently than annually, the Manager completes an assessment to identify potential cybersecurity threats and vulnerabilities and to better prioritize and mitigate the Trust’s cybersecurity risk. The Manager maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including key vendors, service providers and other external users of the Trust’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. The Manager provides regular, mandatory training for its employees regarding cybersecurity threats as a means to equip its employees with effective tools to address cybersecurity threats, and to communicate the Manager’s evolving information security policies, standards, processes and practices.

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

ITEM 2. PROPERTIES

For summary information regarding our owned and ground-leased Retail Properties as of December 31, 2024, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Square feet and annual base rent are presented in thousands. For additional details on our Retail Properties, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

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

Holders

At March 7, 2025, we had one Certificateholder of record because all our Certificates are in book entry form through the Depository Trust Company. The number of beneficial owners is substantially greater than the number of record holders, because all of our Certificates are held in “street name” by banks and brokers.

Dividend Policy

For the years ended December 31, 2024 and 2023, the Trust paid distributions to the Certificateholders of $153,712 or $2.05 per certificate and $126,002 or $1.68 per certificate, respectively.

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

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2024.

Trust Purchases of Equity Securities

There were no purchases of equity securities by the Trust during the year ended December 31, 2024.

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
Principal External Factors that Affect our Results of Operations

Inflation Risk and Economic Conditions

Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, rising interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose continued risk to the Company and the U.S. economy. The ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others, is also contributing to economic and geopolitical uncertainty. Downturns in the general economy could cause a decline in the demand for our properties and our Tenants’ products. Our operations could also be impacted by inflation and increased interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the years ended December 31, 2024 and 2023.

While we did not incur any disruptions to our lease income and occupancy during the year ended December 31, 2024 as a result of these adverse political and economic conditions, credit markets or other events, any of these events could materially adversely impact the Trust or Penney Intermediate Holdings LLC's business. The Trust continues to closely monitor economic, financial and social conditions, including the effects of inflation.

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

Executive Summary
Copper Property CTL Pass Through Trust exists for the sole purpose of collecting rent, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of December 31, 2024, we owned 121 Retail Properties in the United States, 21 of which are encumbered by ground leases, across 35 states and Puerto Rico, representing 16.1 million square feet of leasable space. The number of retail operating properties decreased to 121 as of December 31, 2024 from 130 as of December 31, 2023 as a result of nine dispositions during 2024.

The following table summarizes our portfolio as of December 31, 2024:

Retail Properties
	# of Properties				(a)		(a)		(a)
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for the year ended December 31, 2024	Lease income as % of total	Lease income for the year ended December 31, 2023	Lease income as % of total	Lease income for the year ended December 31, 2022	Lease income as % of total
CA	15	4	19	2,791	17,803	18.4%	17,444	18.4%	17,420	18.4%
TX	17	4	21	2,147	13,357	13.8%	13,066	13.8%	13,046	13.8%
FL	6	1	7	1,039	7,080	7.3%	6,919	7.3%	6,908	7.3%
NJ	4	—	4	702	4,506	4.6%	4,443	4.7%	4,438	4.7%
NY	1	2	3	469	4,438	4.6%	4,352	4.6%	4,311	4.6%
IL	5	—	5	846	4,167	4.3%	4,078	4.3%	4,072	4.3%
WA	2	1	3	506	3,604	3.7%	3,533	3.7%	3,528	3.7%
NV	2	1	3	438	3,503	3.6%	3,424	3.6%	3,419	3.6%
MI	6	—	6	863	3,473	3.6%	3,399	3.6%	3,394	3.6%
AZ	4	—	4	492	3,473	3.6%	3,402	3.6%	3,397	3.6%
OH	5	—	5	645	3,130	3.2%	3,060	3.2%	3,056	3.2%
PA	4	—	4	555	2,988	3.1%	2,928	3.1%	2,924	3.1%
KY	1	1	2	251	1,885	1.9%	1,848	1.9%	1,846	1.9%
NM	2	—	2	266	1,875	1.9%	1,834	1.9%	1,832	1.9%
CO	1	1	2	263	1,773	1.8%	1,749	1.8%	1,747	1.8%
Other	25	6	31	3,781	19,901	20.6%	19,491	20.5%	19,459	20.5%

Total Retail	100	21	121	16,054	$96,956	100%	$94,970	100%	$94,797	100%

(a) For the years ended December 31, 2024, 2023 and 2022, lease income recognized from the portfolio as of December 31, 2024 consists of the following:

	Year Ended December 31,
	2024	2023	2022
Base rent	$97,970	$96,049	$95,920
Straight-line rental income	(2,207)	(2,210)	(2,207)
Amortization of above and below market lease	(2,931)	(2,931)	(2,931)
Ground lease reimbursement income	4,124	4,062	4,015
Lease income	$96,956	$94,970	$94,797

Company Highlights — Year ended December 31, 2024
Acquisitions
We had no acquisition activity during the year ended December 31, 2024.

Dispositions

The following table summarizes the disposition activity during the year ended December 31, 2024:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/15/24	Transnational Portfolio (1)	Retail	Fee Simple	302	$16,459	$16,096	$1,497
6/10/24	Roseville, CA	Retail	Fee Simple	167	13,364	13,113	1,026
9/30/24	Miami, FL	Retail	Fee Simple	150	12,249	12,107	1,849
10/25/24	Cherry Hill, NJ	Retail	Fee Simple	181	4,804	4,710	—	(2)
10/25/24	Lynnwood, WA	Retail	Fee Simple	160	12,894	12,604	554
12/17/24	Thousand Oaks, CA	Retail	Fee Simple	145	14,642	13,976	5,506
12/18/24	Overland Park, KS	Retail	Fee Simple	107	2,850	2,781	(751)
				1,212	$77,262	75,387	$9,681

(1) Portfolio compromised of three Retail Properties located in Newnan, Georgia, Aurora, Colorado, and Kissimmee, Florida.

(2) Prior to disposition, this property was reevaluated under the held for use model, and a provision for impairment of $2,081 was recognized (see Note 5).

During the year ended December 31, 2024, net gain on sales of investment properties was $9,605, which includes (i) a gain of $9,681 resulting from the dispositions of Retail Properties, (ii) a gain of $78 in proceeds released from escrow due to a prior year disposition and (iii) $154 of selling expenses from prior year dispositions.

Leasing Activity

There was no leasing activity during the year ended December 31, 2024.

Capital Markets
There was no capital markets activity during the year ended December 31, 2024.

Distributions
We paid distributions to the Certificateholders of $153,712 or $2.05 per certificate during the year ended December 31, 2024.

Results of Operations
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023
For the year ended December 31, 2024, net income attributable to Certificateholders was $73,778 or $0.98 per Certificate, as compared to $69,161 or $0.92 per Certificate for the corresponding period in 2023.
The following describes the changes on the Trust’s consolidated statements of operations that resulted in the increase to net income attributable to Certificateholders during the year ended December 31, 2024, as compared to the year ended December 31, 2023:

Lease income - The net decrease in lease income of $1,198 for the year ended months ended December 31, 2024, respectively, as compared to the corresponding periods in 2023, is due to dispositions in 2023 and 2024, partially offset by the CPI adjustment of base rent as of December 7, 2023 and 2024.

Operating expenses - The net decrease in operating expenses of $335 for the year ended December 31, 2024, as compared to the corresponding period in 2023, is primarily due to decreases in management fees paid to the Manager and taxes paid to governmental authorities.

Depreciation and amortization - The decrease in depreciation and amortization of $763 for the year ended December 31, 2024, respectively, as compared to the corresponding period in 2023, is due to the disposition of nine Retail Properties between December 31, 2023 and December 31, 2024.

Provision for impairment of investment properties - Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an investment property may not be recoverable and are not necessarily comparable period-to-period. During the year ended December 31, 2024, the Trust recorded an impairment charge of $2,081. During the year ended December 31, 2023, no impairment charge was recorded.

General and administrative expenses - For the year ended December 31, 2024, general and administrative expenses decreased by $353 from the corresponding period in 2023 primarily due to decreases in insurance expense and professional fees.
Gain on sales of investment properties, net - For the year ended December 31, 2024, the Trust disposed of nine properties for aggregate net sales proceeds of $75,387, which resulted in a net gain of $9,605 that includes a gain of $78 in proceeds released from escrow due to a disposition that occurred in December 2022 and $154 of selling expenses from prior year dispositions. For the year ended December 31, 2023, gain on sales of investment properties, net of $2,936 includes a net gain of $1,324 from a disposition that occurred in 2021 and a net gain of $1,612 from the dispositions of three Retail Properties for aggregate sales proceeds of $21,283.

Other income - Other income consists of interest income earned on investments in money market instruments and non-recurring income generated from the Retail Properties, including consent fees or other fees paid to the Trust. For the year ended December 31, 2024, the net decrease in other income of $224, as compared to the corresponding period in 2023, is due to a decrease of $371 in consent fees and other income received by the Trust, partially offset by an increase of $147 in interest income earned by the Trust.

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

Depreciation and amortization - The decrease in depreciation and amortization of $1,447 for the year ended December 31, 2023, as compared to the corresponding period in 2022 is due to dispositions in 2022 and 2023.

Provision for impairment of investment properties - During the years ended December 31, 2023 and 2022, no investment properties were adjusted to fair value on a nonrecurring basis, and no impairment charges were recorded.

General and administrative expenses - The net decrease in general and administrative expenses of $3,651 for the year ended December 31, 2023, as compared to the corresponding period in 2022, is primarily due to decreases in insurance expense and legal expenses.

Gain on sales of investment properties, net - During the year ended December 31, 2023, gain on sales of investment properties, net of $2,936 includes net gain of $1,612 from the dispositions of three Retail Properties for aggregate sales proceeds of $21,283 and includes a net gain of $1,324 from a prior year disposition. For the year ended December 31, 2022, the gain on sales of investment properties, net of $21,726 was due to the disposition of 14 Retail Properties for aggregate sales proceeds of $156,252.

Other income - Other income consists of interest income earned on investments in money market instruments and non-recurring income. The increase in other income of $1,077 for the year ended December 31, 2023, as compared to the corresponding period in 2022, is due to an increase in interest income and consent fee income.

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

	Year ended December 31,
	2024	2023	2022
Net income	$73,778	$69,161	$87,508
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	18,482	19,245	20,692
Provision for impairment of investment properties	2,081	—	—
Gain on sales of investment properties, net	(9,605)	(2,936)	(21,726)
Straight-line rental income, net	2,275	2,346	2,498
Amortization of above and below market lease intangibles, net	2,444	2,207	1,691
Interest income	(1,337)	(1,190)	(427)
Non-cash ground rent expense, net	5,981	5,981	6,160
Non-cash ground lease reimbursement income	(4,124)	(4,062)	(4,015)
NOI	$89,975	$90,752	$92,381
The decrease in NOI of $777 for the year ended December 31, 2024, as compared to the year ended December 31, 2023, is primarily from (i) a net decrease in lease income of $3,234 resulting from the the dispositions of nine Retail Properties in 2024 and (ii) a decrease in consent fee income of $371; partially offset by (i) an increase in lease income of $2,140 due to the CPI adjustment of base rent in December 2023, (ii) a net decrease in general and administrative expenses of $353 and (iii) a net decrease in operating expenses of $335.

The decrease in NOI was $1,629 for the year ended December 31, 2023, as compared to the year ended December 31, 2022, is primarily from (i) a net decrease in lease income of $6,496 due to the dispositions of 14 Retail Properties in 2022, partially offset by (i) a net decrease in general and administrative expenses of $3,651, (ii) a net decrease in operating expenses of $902 and (iii) an increase in consent fee income of $314.

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
The following table presents a reconciliation of net income to FFO and Operating FFO:

	Year ended December 31,
	2024	2023	2022
Net income	$73,778	$69,161	$87,508
Depreciation and amortization of real estate	18,482	19,245	20,692
Provision for impairment of investment properties	2,081	—	—
Gain on sales of investment properties, net	(9,605)	(2,936)	(21,726)
FFO	$84,736	$85,470	$86,474

FFO per certificate outstanding – basic and diluted	$1.13	$1.14	$1.15

FFO	$84,736	$85,470	$86,474
Dead deal costs	203	553	514
Operating FFO	$84,939	$86,023	$86,988

Operating FFO per certificate outstanding – basic and diluted	$1.13	$1.15	$1.16
The decrease in FFO of $734 for the year ended December 31, 2024, as compared to the year ended December 31, 2023, is primarily due to:
•a net decrease in lease income of $3,338 resulting from dispositions in 2023 and 2024 and
•a decrease in consent fee income of $371; partially offset by
•an increase in lease income of $2,140 due to the CPI adjustment of base rent in December 2023;
•an increase in interest income of $147; and
•net decreases of general and administrative expenses and operating expenses of $353 and $335, respectively.

The decrease in Operating FFO $1,084 for the year ended December 31, 2024, as compared to the year ended December 31, 2023, is primarily due to:
•a net decrease in lease income of $3,338 resulting from dispositions in 2023 and 2024 and
•a decrease in consent fee income of $371; partially offset by
•an increase in lease income of $2,140 due to the CPI adjustment of base rent in December 2023;
•an increase in interest income of $147; and
•net decreases of $3 and $335 in general and administrative expenses and operating expenses, respectively.

The decrease in FFO of $1,004 for the year ended December 31, 2023, as compared to the year ended December 31, 2022, is primarily due to:
•a net decrease in lease income of $6,813 due to dispositions in 2022 and 2023; partially offset by
•a net decrease in general and administrative expenses of $3,651;
•a net decrease in operating expenses of $1,081; and
•increases in interest income and consent fee income of $763 and $314, respectively.

The decrease in Operating FFO of $965 for the year ended December 31, 2023, as compared to the year ended December 31, 2022, is primarily due to:
•a net decrease in lease income of $6,813 due to dispositions in 2022 and 2023; partially offset by
•a net decrease in general and administrative expenses of $3,690;
•a net decrease in operating expenses of $1,081; and
•increases in interest income and consent fee income of $763 and $314, respectively.

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

Debt Maturities
We have no scheduled maturities and principal amortization of our indebtedness, as we had no indebtedness as of December 31, 2024 and 2023.
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
We paid distributions to the Certificateholders of $153,712 or $2.05 per certificate during the year ended December 31, 2024, and $126,002 or $1.68 per certificate during the year ended December 31, 2023.

Dispositions
Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the years ended December 31, 2024 and 2023, included in the amount we paid to Certificateholders was $62,367 and $33,768, respectively, of aggregate net sales proceeds.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the Tenant under the Master Leases and should otherwise be met with cash flows from operations.
Summary of Cash Flows
The following table summarizes our cash flows:

	Year ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$92,185	$92,497	$89,452
Net cash provided by investing activities	75,387	22,609	156,163
Net cash used in financing activities	(153,712)	(126,002)	(824,215)
Change in cash and cash equivalents	13,860	(10,896)	(578,600)
Cash and cash equivalents, at beginning of year	38,026	48,922	627,522
Cash and cash equivalents, at end of year	$51,886	$38,026	$48,922

Cash Flows from Operating and Investing Activities
Net cash provided by operating activities for the years ended December 31, 2024, 2023 and 2022 were $92,185, $92,497 and $89,452, respectively. Net cash provided by operating activities decreased by $312 for the year ended December 31, 2024 as compared to 2023 as a result of a net decrease in lease and other income, partially offset by lower general and administrative and operating expenses (see discussion in "Results of Operations").

The increase of $3,045 for the year ended December 31, 2023 as compared to 2022 is primarily due to an increase of $2,394 in other assets resulting from a reduction in insurance premiums, offset by decreases in lease income and depreciation and amortization due to the sale of three Retail Properties between December 31, 2022 and December 31, 2023.

Net cash provided by investing activities for the years ended December 31, 2024, 2023 and 2022 were $75,387, $22,609 and $156,163, respectively. Investing activities consists primarily of proceeds from sales of investment properties, and changes in net cash provided by investing activities from year to year is due to disposition activity in each reporting period.

For the year ended December 31, 2024, total net cash provided by operating and investing activities was $167,572, of which $24,219 was distributed in January 2025. For the year ended December 31, 2024, $153,712 was distributed to Certificateholders in 2024, of which $12,320 were distributions of cash flows from operating and investing activities received during December 2023.

For the year ended December 31, 2023, total net cash provided by operating and investing activities was $115,106, of which $12,320 was distributed in January 2024. For the year ended December 31, 2023, $126,002 was distributed to Certificateholders in 2023, of which $22,944 were distributions of cash flows from operating and investing activities received during December 2022.

Management believes that cash flows from operations and sales of investment properties and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Financing Activities

Cash flows used in financing activities for the years ended December 31, 2024, 2023 and 2022 were $153,712, $126,002 and $824,215, respectively. Financing activities consists of distributions paid to Certificateholders.

Contractual Obligations
As of December 31, 2024, we have 21 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of December 31, 2024:

Payments due by period
2025	$4,116
2026	4,138
2027	4,197
2028	4,257
2029	4,335
Thereafter	211,567
Less imputed interest	(194,815)
Lease liabilities as of December 31, 2024	$37,795

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

Impact of Recently Issued Accounting Pronouncements
None.

Subsequent Events
Subsequent to December 31, 2024, we paid monthly distributions to Certificateholders of $24,219 or $0.32 per certificate in January 2025, $6,203 or $0.08 per certificate in February 2025 and $7,328 or $0.10 per certificate in March 2025.

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

As of December 31, 2024, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Trustee and Certificateholders of Copper Property CTL Pass Through Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Copper Property CTL Pass Through Trust and its subsidiaries (the “Trust”) as of December 31, 2024, and 2023, and the related consolidated statements of operations, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of real estate and accumulated depreciation as of December 31, 2024 appearing under Item 15(a)(ii)(1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 7, 2025
We have served as the Trust's auditor since 2021.

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(in thousands except certificate amounts)

	As of December 31, 2024	As of December 31, 2023
Assets
Investment properties:
Land and improvements	$368,586	$408,064
Building and other improvements	457,285	492,937
	825,871	901,001
Less: accumulated depreciation	(52,104)	(41,818)
Net investment properties	773,767	859,183
Cash and cash equivalents	51,886	38,026
Accounts receivable, including straight-line rent	35,366	39,504
Lease intangible assets, net	191,262	212,001
Right-of-use lease assets, net	83,428	85,254
Other assets, net	541	522
Total assets	$1,136,250	$1,234,490

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$3,011	$1,224
Lease intangible liabilities, net	73,205	93,078
Lease liabilities	37,795	37,763
Other liabilities	8,351	8,603
Total liabilities	122,362	140,668

Commitments and contingencies (Note 6)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of December 31, 2024 and 2023	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(938,232)	(858,298)
Total equity	1,013,888	1,093,822
Total liabilities and equity	$1,136,250	$1,234,490

The accompanying notes are an integral part of these consolidated financial statements.

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(in thousands, except certificate and per certificate amounts)

	Year ended December 31,
	2024	2023	2022
Revenues:
Lease income	$100,384	$101,582	$108,395

Expenses:
Operating expenses	12,275	12,610	13,691
Depreciation and amortization	18,482	19,245	20,692
Provision for impairment of investment properties	2,081	—	—
General and administrative expenses	4,910	5,263	8,914
Total expenses	37,748	37,118	43,297

Other income:
Gain on sales of investment properties, net	9,605	2,936	21,726
Other income	1,537	1,761	684
Total other income	11,142	4,697	22,410

Net income	$73,778	$69,161	$87,508

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.98	$0.92	$1.17
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000	75,000,000

The accompanying notes are an integral part of these consolidated financial statements.

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(in thousands, except certificate and per certificate amounts)

	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2022	75,000,000	$1,952,120	$(64,750)	$1,887,370
Net income	—	—	87,508	87,508
Distributions paid to Certificateholders ($10.99 per certificate)	—	—	(824,215)	(824,215)
Balance as of December 31, 2022	75,000,000	$1,952,120	$(801,457)	$1,150,663

Net income	—	—	69,161	69,161
Distributions paid to Certificateholders ($1.68 per certificate)	—	—	(126,002)	(126,002)
Balance as of December 31, 2023	75,000,000	$1,952,120	$(858,298)	$1,093,822

Net income	—	—	73,778	73,778
Distributions paid to Certificateholders ($2.05 per certificate)	—	—	(153,712)	(153,712)
Balance as of December 31, 2024	75,000,000	$1,952,120	$(938,232)	$1,013,888

The accompanying notes are an integral part of these consolidated financial statements.

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$73,778	$69,161	$87,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,482	19,245	20,692
Provision for impairment of investment properties	2,081	—	—
Straight-line rental income, net	2,275	2,346	2,498
Amortization of above/below market leases, net	2,444	2,207	1,691
Gain on sales of investment of properties, net	(9,605)	(2,936)	(21,726)
Changes in assets and liabilities:
Changes in accounts receivable	(48)	160	26
Changes in other assets	(146)	219	(2,175)
Changes in right-of-use lease assets	1,826	1,832	2,023
Changes in accounts payable and accrued expenses	1,318	201	(483)
Changes in lease liabilities	32	87	122
Changes in other liabilities	(252)	(25)	(724)
Net cash provided by operating activities	92,185	92,497	89,452

Cash flows from investing activities:
Capital expenditures for investment properties	—	—	(89)
Proceeds from sales of investment properties	75,387	22,609	156,252
Net cash provided by investing activities	75,387	22,609	156,163

Cash flows from financing activities:
Distributions paid to Certificateholders	(153,712)	(126,002)	(824,215)
Net cash used in financing activities	(153,712)	(126,002)	(824,215)

Net change in cash and cash equivalents	13,860	(10,896)	(578,600)
Cash and cash equivalents, at beginning of year	38,026	48,922	627,522
Cash and cash equivalents, at end of year	$51,886	$38,026	$48,922

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

As of December 31, 2024, the real estate portfolio consists of 121 Retail Properties, of which 21 are encumbered by ground leases, in the United States (the "U.S.") across 35 states and Puerto Rico, and comprising 16.1 million square feet of leasable space.
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

The Trustee performs trust administration duties, including treasury management and certificate administration, and earns trustee fees. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly, and are included in “General and administrative expenses” on the accompanying consolidated statements of operations. For each of the years ended December 31, 2024, 2023 and 2022, the Trust incurred trustee fees of $100.

On December 30, 2021, the Trust amended the Trust Agreement, without the consent of its Certificateholders (as provided in the Trust Agreement), to permit the Trust to invest moneys held by the Trust instead of holding them in non-interest bearing accounts. The Trust has adopted a policy to maintain its cash equivalents in a government money market fund administered by a major bulge bracket investment banking firm which invests its assets only in (i) cash and (ii) securities issued or guaranteed by the United States or certain U.S. government agencies and having a weighted average life and weighted average maturity of no more than 120 days and 60 days, respectively. Each of these government money market funds is managed to maintain a stable net asset value, thereby eliminating principal risk. As a result of these investments, for the years ended December 31, 2024, 2023 and 2022, the Trust earned

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

interest income of $1,337, $1,190 and $427, respectively, which are included in "Other income" on the accompanying consolidated statements of operations.

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

For the years ended December 31, 2024, 2023 and 2022, the Trust incurred Base Fees of $5,806, $5,869 and $6,242, respectively, which are included in “Operating expenses” on the accompanying consolidated statements of operations, and of which $478, $492 and $494 as of December 31, 2024, 2023 and 2022, respectively, were included in “Accounts payable, and accrued expenses” on the accompanying consolidated balance sheets. For the years ended December 31, 2024, 2023 and 2022, the Trust incurred Asset Management Fees of $340, $86 and $591, respectively, which are included in “Gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

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
If the presence of one or more impairment indicators as described above is identified on an evaluation date or at any point throughout the year with respect to a property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered impaired when the estimated fair value is less than its current carrying value. When performing a test for recoverability or estimating the fair value of an impaired investment property, the Trust makes certain complex or subjective assumptions that include, but are not limited to:
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
To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value. For the year ended December 31, 2024, the Trust recognized an impairment charge of $2,081. For the years ended December 31, 2023 and 2022, no impairment charge was recorded.
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
As of December 31, 2024 and 2023, there were no properties classified as held for sale.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Cash and Cash Equivalents
The Trust maintains its cash and cash equivalents at major financial institutions. Cash and cash equivalents totaled $51,886 and $38,026 as of December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, cash equivalents consisted of investments in money market instruments. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Trust periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is remote. While the Trust did not have any accounts with any recently failed financial institution, nor has it experienced any losses to date on its cash and cash equivalents held in bank accounts, there is no assurance that financial institutions in which we hold our cash and cash equivalents will not fail, in which case we may be subject to a risk of loss or delay in accessing all or a portion of our funds exceeding the FDIC insurance coverage, which could adversely impact our short-term liquidity, ability to operate our business, and financial performance.
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
Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. The Trust will remove the cash basis designation and resume recording lease income from such tenant on an accrual basis when the Trust believes that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history. For the reporting periods, lease income is accounted for on the accrual basis of accounting. As of December 31, 2024, lease payments of $8,316 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and will be recognized as lease income in January 2025. As of December 31, 2023, lease payments of $8,583 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and were recognized as lease income in January 2024.
The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statement of operations. During the reporting periods, there was no uncollectible lease income.
Right-of-use Lease Assets and Lease Liabilities
The Trust was assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. As of December 31, 2024, the Trust held an interest as lessee of land under 21 non-cancellable ground leases. Rental expense associated with land that the Trust leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease. In accordance with the Master Lease, rental expense associated with land is paid directly by Penney Intermediate Holdings LLC and is included in “Lease income” in the accompanying consolidated statements of operations (see Note 4).
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
The Trust records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. All tax returns remain subject to examination by federal and various state tax jurisdictions. As of December 31, 2024 and 2023, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.
Segment Reporting

The Trust’s investment properties are considered one operating segment because (i) the properties have similar economic characteristics, (ii) the Trust provides similar services to its tenants and (iii) the Trust’s chief operating decision makers (the "CODM") evaluate the collective performance of its properties.
The Trust's CODM are its Principal Executive Officer and Principal Financial Officer. The CODM assess and measure the operating results of the Trust’s portfolio of properties and allocates resources based on net income, which is presented in the accompanying Consolidated Statements of Operations.

The CODM also assess the performance of the segment based on funds from operations (“FFO”) and net operating income (“NOI”). FFO is calculated in accordance with the standards established by the National Association of Real Estate Investment Trusts. FFO represents GAAP net income (loss), excluding (i) depreciation and amortization related to real estate, (ii) gains (or losses) from sales of real estate assets and (iii) provisions for impairment of investment properties. NOI is defined as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of above and below market lease intangibles, (iii) interest income and (iv) non-cash ground lease reimbursement income, less all operating expenses other than non-cash ground rent expense, which is comprised of amortization of right-of-use lease assets and amortization of lease liabilities, depreciation and amortization and formation expenses.

(3) INVESTMENT PROPERTIES
As of December 31, 2024, the Trust's real estate portfolio consisted of 121 Retail Properties across 35 U.S. states and Puerto Rico.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$7,507	$7,507	$7,507	$7,507	$7,507	$82,572	$120,107
In-place lease intangibles (a)	4,447	4,447	4,447	4,447	4,447	48,920	71,155
Lease intangible assets, net (b)	$11,954	$11,954	$11,954	$11,954	$11,954	$131,492	$191,262

Below market lease intangibles (a)	$4,575	$4,575	$4,575	$4,575	$4,575	$50,330	$73,205
Lease intangible liabilities, net (b)	$4,575	$4,575	$4,575	$4,575	$4,575	$50,330	$73,205

(a) Represents the portion of the leases in which the Trust is the lessor. The amortization of above market lease intangibles is recorded as a reduction to lease income, and the amortization of below market lease intangibles is recorded as an increase to lease income. The amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

(b) As of December 31, 2024, lease intangible assets, net and lease intangible liabilities, net are presented net of $46,819 and $17,920 of accumulated amortization, respectively. As of December 31, 2023, lease intangible assets, net and lease intangible liabilities, net are presented net of $36,373 and $15,969 of accumulated amortization, respectively.

As of December 31, 2024 and 2023, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 16.0 years and 17.0 years, respectively.

Amortization expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year ended December 31,
	2024	2023	2022
Amortization of:
In-place lease intangibles	$4,633	$4,827	$5,227
Above market lease intangibles	7,555	7,768	7,975
Below market lease intangibles	5,111	5,561	6,284

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Dispositions

The following table summarizes the disposition activity during the year ended December 31, 2024:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/15/24	Transnational Portfolio (1)	Retail	Fee Simple	302	$16,459	$16,096	$1,497
6/10/24	Roseville, CA	Retail	Fee Simple	167	13,364	13,113	1,026
9/30/24	Miami, FL	Retail	Fee Simple	150	12,249	12,107	1,849
10/25/24	Cherry Hill, NJ	Retail	Fee Simple	181	4,804	4,710	—	(2)
10/25/24	Lynnwood, WA	Retail	Fee Simple	160	12,894	12,604	554
12/17/24	Thousand Oaks, CA	Retail	Fee Simple	145	14,642	13,976	5,506
12/18/24	Overland Park, KS	Retail	Fee Simple	107	2,850	2,781	(751)
				1,212	$77,262	$75,387	$9,681
(1) Portfolio comprised of three Retail Properties located in Newnan, Georgia; Aurora, Colorado and Kissimmee, Florida.
(2) Prior to disposition, this property was reevaluated under the held for use model, and a provision for impairment of $2,081 was recognized (see Note 5).

During the year ended December 31, 2024, net gain on sales of investment properties was $9,605, which includes (i) a gain of $9,681 resulting from the dispositions of Retail Properties during the year (as summarized in the table above), (ii) a gain of $78 in proceeds released from escrow due to a disposition that occurred in December 2022 and (iii) $154 of selling expenses from prior period dispositions.

The following table summarizes the disposition activity during the year ended December 31, 2023:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/22/23	Temecula, CA	Retail	Fee Simple	125	$6,000	$5,869	$(496)
8/9/23	Katy, TX	Retail	Fee Simple	100	11,282	11,029	2,687
12/6/23	South Jordan, UT	Retail	Fee Simple	99	4,475	4,385	(579)
				324	$21,757	$21,283	$1,612

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
(1) Portfolio comprised of five Retail Properties located in Annapolis, MD, Springfield, VA, Fairfax, VA, Newark, DE and Columbia, MD.
The dispositions completed during the years ended December 31, 2024, 2023 and 2022 did not qualify for discontinued operations treatment and are not considered individually significant.

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
The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by Penney Intermediate Holdings LLC and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by Penney Intermediate Holdings LLC are not included in the accompanying consolidated statement of operations, except for ground lease payments made by Penney Intermediate Holdings LLC, since recording cash payments made by Penney Intermediate Holdings LLC is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by Penney Intermediate Holdings LLC of $4,124, $4,062 and $4,015 for the years ended December 31, 2024, 2023 and 2022, respectively, were paid directly to the ground lessor by Penney Intermediate Holdings LLC and were included in “Lease income” in the accompanying consolidated statements of operations.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by Penney Intermediate Holdings LLC to the Trust in accordance with the terms of the Master Lease, and are presented net of reimbursement from Penney Intermediate Holdings LLC on the consolidated statements of operations. During the

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

years ended December 31, 2024, 2023 and 2022, the Trust remitted sales and use taxes of $482, $795 and $712, respectively, which were fully reimbursed by Penney Intermediate Holdings LLC as of the end of each corresponding reporting period.
From time to time the Trust may have leasing activity with replacement tenants other than Penney Intermediate Holdings LLC, but has had none to date.
Lease income related to the Trust’s operating leases during the years ended December 31, 2024, 2023 and 2022 is comprised of the following:

	Year ended December 31,
	2024	2023	2022
Lease income related to fixed and variable lease payments
Fixed lease income	$98,839	$102,073	$108,569
Variable lease income (a)	2,140	—	—
Straight-line rental income, net (b)	(2,275)	(2,346)	(2,498)
Ground lease reimbursement income (c)	4,124	4,062	4,015
Other
Amortization of above and below market lease intangibles (d)	(2,444)	(2,207)	(1,691)
Lease income	$100,384	$101,582	$108,395
(a)Variable lease income consists of lease payments based on either an index or a rate.
(b)Represents the impact of straight-line rent (contractual rent exceeds straight-line rent).
(c)Ground lease reimbursement income consists of lease payments due from the tenant for land leased under non-cancellable operating leases.
(d)Represents above and below market lease amortization recognized straight-line over the lease term.

As of December 31, 2024, undiscounted lease payments to be received under operating leases, for the next five years and thereafter are as follows:

Lease Payments
2025	$95,920
2026	95,920
2027	95,920
2028	95,920
2029	95,920
Thereafter	1,055,122
Total	$1,534,722
The weighted average remaining lease terms range was approximately 16.0 years as of December 31, 2024.

Leases as Lessee

The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised. All option terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease. The components of ground lease rent expense, which are included within “Operating expenses” in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, were as follows:

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

	Year Ended December 31,
	2024	2023	2022
Amortization of:
Above market ground lease intangibles	$(641)	$(641)	$(641)
Below market ground lease intangibles	1,460	1,460	1,639
Right-of-use assets	1,006	1,012	1,025
Interest expense	4,156	4,150	4,137
Ground lease rent expense	$5,981	$5,981	$6,160

There were no cash payments for ground lease rent expense as these payments are made by the tenant.

As of December 31, 2024, undiscounted future rental obligations to be paid under the long-term ground leases by Penney Intermediate Holdings LLC under the terms of the Master Lease on behalf of the Trust, including fixed rental increases, for the next five years and thereafter, are as follows:

Lease Obligations
2025	$4,116
2026	4,138
2027	4,197
2028	4,257
2029	4,335
Thereafter	211,567
Less imputed interest	(194,815)
Lease liabilities as of December 31, 2024	$37,795
The Trust’s long-term ground leases had a weighted average remaining lease term of 42.4 years and a weighted average discount rate of 11.0% as of December 31, 2024.

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

Recurring Fair Value Measurements

As of December 31, 2024 and 2023, the Trust did not hold any assets or liabilities that are measured at fair value on a recurring basis.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Nonrecurring Fair Value Measurements

During the year ended December 31, 2024, the Trust recognized an impairment charge of $2,081 in order to adjust the carrying value of a Retail Property located in Cherry Hill, New Jersey to its estimated fair value of $4,804 based on a sales contract with an unrelated third party. The Trust determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

For the years ended December 31, 2023 and 2022, the Trust did not remeasure any assets to fair value on a nonrecurring basis, and no impairment charges were recorded.

(6) COMMITMENTS AND CONTINGENCIES
Master Leases
Landlord Option Properties: On the Effective Date, the Retail Master Lease provides the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice. This option is limited (for the Trust, but not for future landlords) to eight Retail Properties in any lease year. As of December 31, 2023, the Trust had sold 16 Retail Properties with landlord termination options. During 2024, one Retail Property with landlord termination options was sold, and as of December 31, 2024, there were six remaining Retail Properties with landlord termination options.
Tenant Option Properties: On the Effective Date, the Retail Master Lease provided Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease upon 24 months' prior written notice as to all or a portion of any one or more of six specified properties. This option is limited to no more than five Properties in any lease year. As of December 31, 2023, the Trust had sold five Retail Properties with tenant termination options. During 2024, no Retail Properties with tenant termination options were sold, and as of December 31, 2024, there was one remaining Retail Property with a tenant termination option.
Substitution Options and Go Dark Rights: The Retail Master Lease provides Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease with respect to selected sub-performing properties upon replacement of such sub-performing properties with a qualified replacement property in accordance with the terms and conditions of the Retail Master Lease. Notwithstanding the foregoing, Penney Intermediate Holdings LLC shall only be entitled to exercise a substitution option (i) between the third and 15th anniversary of the commencement date of the Retail Master Lease and (ii) if the aggregate allocated base rent amounts for all Go Dark/Substitution Properties (as defined in the Retail Master Lease) during the applicable period (as described in the Retail Master Lease) is less than or equal to 15% of the aggregate first year’s base rent. The Retail Master Lease also provides Penney Intermediate Holdings LLC with the limited right to “go dark” (i.e., cease operations) at one or more Retail Properties in certain limited circumstances as set forth in the Retail Master Lease; provided that such right does not relieve Penney Intermediate Holdings LLC of its obligation to make any rent payments that are due and owing. Penney Intermediate Holdings LLC has not ceased operations at any of the Retail Properties as of December 31, 2024.

Tenant Purchase Rights: On the Effective Date, the Master Leases contained preferential offer rights in favor of Penney Intermediate Holdings LLC with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable Penney Intermediate Holdings LLC, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified minimum price related to the preferential purchase price. As of December 31, 2024, 21 of these Retail Properties, of which three were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold

Lockout Periods: The Trust agreed not to deliver notice to Penney Intermediate Holdings LLC formally commencing the sales process at those Properties subject to the Tenant Purchase Rights prior to the dates specified

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

in the applicable Master Lease for such Properties. All lockout periods with respect to the Tenant Purchase Rights for the 70 Retail Properties have expired.
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
Significant Risks and Uncertainties
Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, elevated interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose increasing risks to the Company and the U.S. economy. The ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others is also contributing to economic and geopolitical uncertainty. While we did not incur any disruptions to our lease income and occupancy during the year ended December 31, 2024 as a result of these adverse political and economic conditions, credit markets or other events, we continue to closely monitor the impact of these factors as they may have a negative impact on our or Penney Intermediate Holdings LLC’s business.

Concentration of Credit Risk

As of December 31, 2024, all of the Properties were leased to Penney Intermediate Holdings LLC, and all of the Trust’s lease income was derived from the Master Leases (see Note 4). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of Penney Intermediate Holdings LLC and Penney Intermediate Holdings LLC provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on Penney Intermediate Holdings LLC’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

As of December 31, 2024, the Trust's properties are located across 35 U.S. states and Puerto Rico. For the years ended December 31, 2024, 2023 and 2022, the Trust's lease income was concentrated in two states: California and Texas. The Trust's concentration of lease income in these two states are as follows:

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

	Year Ended December 31,
	2024	2023	2022
California	18.6%	18.8%	18.6%
Texas	13.3%	13.0%	13.9%

Litigation
From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. There are no current matters that are expected to have a material effect on the Trust’s consolidated financial statements.

(7) SUBSEQUENT EVENTS

Subsequent to December 31, 2024, we paid monthly distributions to Certificateholders of $24,219 or $0.32 per certificate in January 2025, $6,203 or $0.08 per certificate in February 2025 and $7,328 or $0.10 per certificate in March 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2024.

The Rules of the SEC do not require, and this Annual Report on Form 10-K does not include an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2024, no executive officer of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K. Furthermore, the executive officers of the Trust do not and are not permitted to, directly or indirectly, own any of the Trust Certificates.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust does not currently have, and will not have, directors.

Below is a list of names, ages and a brief account of the business experience as of December 31, 2024 of our executive officers.

Name	Age	Position
Neil Aaronson	51	Principal Executive Officer
Larry Finger	71	Principal Financial Officer

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

Insider Trading Policy

We have an insider trading policy that prohibits any of the directors, officers and employees of the Trust and the Manager and their respective subsidiaries, as well as others, from buying or selling our securities on the basis of material nonpublic information. A copy of our Insider Trading Policy, as currently in effect, is filed as Exhibit 19 to this annual report on Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Trust has 75 million Trust Certificates issued and outstanding as of February 14, 2025. The following table sets forth estimated information regarding the beneficial ownership of the Trust Certificates with respect to each Certificateholder that is a beneficial owner of more than 5% of the Trust Certificates. The Trust does not have directors. The Principal Executive Officer and the Principal Financial Officer of the Trust do not and are not permitted to, directly or indirectly, own any of the Trust Certificates.

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

Name of Beneficial Owner	Title of Class	Number of Trust Certificates Owned	Percentage of Trust Certificates Owned
H/2 Capital Partners(a) 680 Washington Blvd., 7th Floor Stamford, CT 06901	Trust Certificates	29,311,680	39.08%
Silver Point Capital, L.P. (b) Two Greenwich Plaza, First Floor Greenwich, CT 06830	Trust Certificates	8,565,083	11.42%
Sixth Street Partners, LLC (c) 2100 McKinney Avenue, Suite 1500 Dallas, TX 75201	Trust Certificates	7,353,908	9.81%
Sculptor Capital LP (d) 9 West 57 Street, 39th Floor New York, NY 10019	Trust Certificates	4,054,917	5.41%

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
b.Based upon Amendment No. 1 to the Schedule 13G jointly filed on January 10, 2025 by Silver Point Capital, L.P. (“Silver Point”), the Funds (as defined below), Mr. Mulé and Mr. O'Shea. Silver Point or its wholly owned subsidiaries are the investment managers of Silver Point Capital Fund, L.P., Silver Point Capital Offshore Master Fund, L.P., Silver Point Distressed Opportunities Fund, L.P. and Silver Point Distressed Opportunity Institutional Partners, L.P. (collectively, the “Funds”) and, by reason of such status, may be deemed to be the beneficial owner of all of the reported securities held by the Funds. Silver Point Capital Management, LLC (“Management”) is the general partner of Silver Point and as a result may be deemed to be the beneficial owner of all securities held by the Funds. Messrs. Edward A. Mulé and Robert J. O'Shea are each members of Management and as a result may be deemed to be the beneficial owner of all of the securities held by the Funds. Each of Messrs. Edward A. Mule and Robert J. O'Shea disclaims beneficial ownership of the securities reported, except to the extent of his pecuniary interest therein, if any.
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
d.Based upon Amendment No. 3 to the Schedule 13G jointly filed November 14, 2024 by Sculptor Capital LP (“Sculptor”), Sculptor Capital II LP (“Sculptor-II”), Sculptor Capital Holding Corporation (“SCHC”), Sculptor Capital Holding II LLC (“SCHC-II”) and Sculptor Capital Management, Inc. (“SCU”). Sculptor and Sculptor-II are the investment managers to certain private funds and discretionary accounts (collectively, the “Accounts”) and, by reason of such status, may be deemed to be the beneficial owners of the reported securities held in the Accounts. SCHC and SCHC-II, both wholly owned by Sculptor, are the general partners of Sculptor and Sculptor-II, respectively, and as a result may be deemed to be the beneficial owners of all securities held in the Accounts. SCH is the sole shareholder of SCHC, and as a result may be deemed a beneficial owner of the reported securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Registration Rights Agreement

The Trust has entered into a registration rights and resale cooperation agreement (the “Registration Rights Agreement”) providing for, among other things, (i) a resale registration statement at the request of Certificateholders holding, together with their affiliates, in excess of 9% of the outstanding Trust Certificates, (ii) customary “piggy-back rights” for all Certificateholders, holding, together with their affiliates, at least 0.5% of the outstanding Trust Certificates, and (iii) cooperation assistance for sales of the Trust Certificates pursuant to an exemption from the registration requirements of the Securities Act. The Trust has not identified any Certificateholder who would require resale registration for their Trust Certificates; however, each Certificateholder will need to make their own determination as to whether such registration rights are needed. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity of Securities”

Other than the Registration Rights Agreement, there is not currently proposed any transaction or series of similar transactions following the Effective Date to which the Trust will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Trust does not have any directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees for professional audit services rendered for the audits of our annual financial statements by PricewaterhouseCoopers LLP and fees for other services rendered by them:

	2024	2023	2022
Audit Fees (a)	$750	$750	$750
All Other Fees (b)	2	6	1
Tax Fees (c)	66	123	194
Total Fees	$818	$879	$945

a.Audit fees consist of fees for professional services related to the audit of our annual financial statement and services that are normally provided in connection with statutory and regulatory filings or engagements.
b.Other fees consist of fees billed for products and services, other than the services reported for the other categories, including publication subscription service.
c.Tax fees primarily consist of fees for the review of federal and state income tax returns.

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

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(dollar amounts in thousands)

				Initial Cost		Gross Amount Carried at Close of Period (b)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Alliance Town Center	Fort Worth, TX	Retail	—	$1,150	$3,729	$—	$1,150	$3,729	$4,879	$394	2021	(c)
Antelope Valley Mall	Palmdale, CA	Retail	—	3,050	4,742	—	3,050	4,742	7,792	550	2021	(c)
Arden Fair Mall	Sacramento, CA	Retail	—	1,200	8,455	—	1,200	8,455	9,655	973	2021	(c)
Arrowhead Towne Center	Glendale, AZ	Retail	—	4,500	5,862	—	4,500	5,862	10,362	681	2021	(c)
Ashland Town Center	Ashland, KY	Retail	—	—	3,114	—	—	3,114	3,114	325	2021	(c)
Baybrook Mall	Friendswood, TX	Retail	—	—	1,580	—	—	1,580	1,580	177	2021	(c)
Bellis Fair	Bellingham, WA	Retail	—	1,550	2,744	—	1,550	2,744	4,294	318	2021	(c)
Boise Towne Square	Boise, ID	Retail	—	2,600	6,595	—	2,600	6,595	9,195	764	2021	(c)
Brea Mall	Brea, CA	Retail	—	—	933	—	—	933	933	127	2021	(c)
Center at Owasso	Owasso, OK	Retail	—	—	2,533	—	—	2,533	2,533	263	2021	(c)
Clackamas Town Center	Portland (Happy Valley), OR	Retail	—	6,900	4,722	—	6,900	4,722	11,622	555	2021	(c)
Columbia Center	Kennewick, WA	Retail	—	3,450	10,268	—	3,450	10,268	13,718	1,178	2021	(c)
Coral Ridge Mall	Coralville, IA	Retail	—	800	2,624	—	800	2,624	3,424	308	2021	(c)
Coronado Center	Albuquerque, NM	Retail	—	2,750	6,050	—	2,750	6,050	8,800	701	2021	(c)
Cottonwood Mall	Albuquerque, NM	Retail	—	3,400	4,247	—	3,400	4,247	7,647	496	2021	(c)
Dadeland Mall	Miami, FL	Retail	—	—	1,336	—	—	1,336	1,336	182	2021	(c)
Danbury Fair	Danbury, CT	Retail	—	1,800	3,554	—	1,800	3,554	5,354	421	2021	(c)
Deerbrook Mall	Humble, TX	Retail	—	3,100	1,172	—	3,100	1,172	4,272	148	2021	(c)
El Mercado Plaza	El Paso, TX	Retail	—	—	5,050	—	—	5,050	5,050	527	2021	(c)
Fairmont Center	Pasadena, TX	Retail	—	—	2,571	—	—	2,571	2,571	260	2021	(c)
First & Main Town Center	Colorado Springs, CO	Retail	—	—	3,859	—	—	3,859	3,859	407	2021	(c)
First Colony Mall	Sugarland, TX	Retail	—	3,450	2,067	—	3,450	2,067	5,517	252	2021	(c)
Florence Mall	Florence, KY	Retail	—	2,200	5,419	—	2,200	5,419	7,619	631	2021	(c)
Fox River Mall	Appleton, WI	Retail	—	1,847	600	—	1,847	600	2,447	82	2021	(c)
Freehold Raceway Mall	Freehold, NJ	Retail	—	3,750	6,026	24	3,750	6,050	9,800	701	2021	(c)
Galleria at Sunset	Henderson, NV	Retail	—	—	5,321	—	—	5,321	5,321	616	2021	(c)
Galleria at Tyler	Riverside, CA	Retail	—	8,800	1,584	—	8,800	1,584	10,384	206	2021	(c)
Gateway Shopping Center I & II	Brooklyn, NY	Retail	—	—	5,395	26	—	5,421	5,421	519	2021	(c)
Glendale Galleria	Glendale, CA	Retail	—	12,100	6,114	—	12,100	6,114	18,214	719	2021	(c)
Golden Triangle Mall	Denton, TX	Retail	—	1,550	1,178	—	1,550	1,178	2,728	149	2021	(c)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(dollar amounts in thousands)

				Initial Cost		Gross Amount Carried at Close of Period (b)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Grand Traverse Mall	Traverse City, MI	Retail	—	850	1,218	—	850	1,218	2,068	147	2021	(c)
Hamilton Town Center	Noblesville, IN	Retail	—	1,950	4,163	—	1,950	4,163	6,113	437	2021	(c)
Hawthorn S/C	Vernon Hills, IL	Retail	—	4,100	2,425	—	4,100	2,425	6,525	299	2021	(c)
High Pointe Commons	Harrisburg, PA	Retail	—	2,950	2,191	—	2,950	2,191	5,141	239	2021	(c)
Huntington Park CBD	Huntington Park, CA	Retail	—	2,450	671	—	2,450	671	3,121	86	2021	(c)
Imperial Valley Mall	El Centro, CA	Retail	—	1,650	4,070	—	1,650	4,070	5,720	434	2021	(c)
Killeen Mall	Killeen, TX	Retail	—	1,700	790	—	1,700	790	2,490	100	2021	(c)
Lakeline Mall	Cedar Park, TX	Retail	—	2,250	2,093	—	2,250	2,093	4,343	255	2021	(c)
Lakeside Mall	Sterling Hts, MI	Retail	—	650	5,447	—	650	5,447	6,097	648	2021	(c)
Mall Del Norte	Laredo, TX	Retail	—	3,100	2,887	—	3,100	2,887	5,987	344	2021	(c)
Mall of Louisiana	Baton Rouge, LA	Retail	—	1,500	4,726	—	1,500	4,726	6,226	550	2021	(c)
Mayaguez Mall	Mayaguez, PR	Retail	—	—	4,255	—	—	4,255	4,255	478	2021	(c)
Meadowood Mall	Reno, NV	Retail	—	8,935	996	—	8,935	996	9,931	135	2021	(c)
Meadows Mall	Las Vegas, NV	Retail	—	3,000	7,114	—	3,000	7,114	10,114	822	2021	(c)
Mid Rivers Mall	St Peters, MO	Retail	—	2,000	1,328	—	2,000	1,328	3,328	150	2021	(c)
Midland Park Mall	Midland, TX	Retail	—	1,150	2,606	—	1,150	2,606	3,756	308	2021	(c)
Mokena Marketplace	Mokena, IL	Retail	—	900	3,782	—	900	3,782	4,682	391	2021	(c)
New Braunfels T/C at Creekside	New Braunfels, TX	Retail	—	1,500	3,773	—	1,500	3,773	5,273	381	2021	(c)
Newport Centre	Jersey City, NJ	Retail	—	51,400	5,024	38	51,400	5,062	56,462	596	2021	(c)
North Riverside Park Mall	North Riverside, IL	Retail	—	4,000	5,413	—	4,000	5,413	9,413	647	2021	(c)
Northridge Fashion Center	Northridge, CA	Retail	—	10,450	3,578	—	10,450	3,578	14,028	439	2021	(c)
Northshore Mall	Peabody, MA	Retail	—	3,150	5,203	—	3,150	5,203	8,353	606	2021	(c)
Oak Park Mall	Overland Park, KS	Retail	—	—	5,989	—	—	5,989	5,989	705	2021	(c)
Oakland Mall	Troy, MI	Retail	—	2,650	2,860	—	2,650	2,860	5,510	355	2021	(c)
Oakridge Court	Algonquin, IL	Retail	—	1,500	4,878	—	1,500	4,878	6,378	498	2021	(c)
Orland Square	Orland Park, IL	Retail	—	2,450	6,329	—	2,450	6,329	8,779	747	2021	(c)
Pacific View Mall	Ventura, CA	Retail	—	1,500	7,298	—	1,500	7,298	8,798	838	2021	(c)
Palm Valley Cornerstone	Goodyear, AZ	Retail	—	3,400	5,825	—	3,400	5,825	9,225	576	2021	(c)
Pembroke Lakes Mall	Pembroke Pines, FL	Retail	—	6,800	3,197	—	6,800	3,197	9,997	383	2021	(c)
Peninsula Town Center	Hampton, VA	Retail	—	2,000	3,572	—	2,000	3,572	5,572	379	2021	(c)
Penn Square Mall	Oklahoma City, OK	Retail	—	—	2,262	—	—	2,262	2,262	232	2021	(c)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(dollar amounts in thousands)

				Initial Cost		Gross Amount Carried at Close of Period (b)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Pier Park	Panama City Beach, FL	Retail	—	1,750	2,299	—	1,750	2,299	4,049	242	2021	(c)
Plaza at West Covina	West Covina, CA	Retail	—	3,550	8,742	—	3,550	8,742	12,292	1,012	2021	(c)
Plaza Centro	Caguas, PR	Retail	—	—	3,864	—	—	3,864	3,864	449	2021	(c)
Polaris Fashion Place	Columbus, OH	Retail	—	2,900	2,945	—	2,900	2,945	5,845	346	2021	(c)
Post Oak Mall	College Station, TX	Retail	—	1,550	791	—	1,550	791	2,341	91	2021	(c)
Rivertown Crossings	Grandville, MI	Retail	—	950	2,563	—	950	2,563	3,513	297	2021	(c)
Rockaway Townsquare	Rockaway, NJ	Retail	—	4,050	9,336	—	4,050	9,336	13,386	1,078	2021	(c)
Rosedale S/C	Roseville, MN	Retail	—	4,050	4,671	—	4,050	4,671	8,721	552	2021	(c)
Ross Park Mall	Pittsburgh, PA	Retail	—	2,500	5,162	—	2,500	5,162	7,662	608	2021	(c)
Shackleford Crossing	Little Rock, AR	Retail	—	2,150	3,120	—	2,150	3,120	5,270	333	2021	(c)
Sherman Town Center	Sherman, TX	Retail	—	2,358	560	—	2,358	560	2,918	71	2021	(c)
Shops at Moore	Moore, OK	Retail	—	1,250	3,022	—	1,250	3,022	4,272	323	2021	(c)
Solano Town Center	Fairfield, CA	Retail	—	2,500	7,210	—	2,500	7,210	9,710	834	2021	(c)
South Point S/C	Mcdonough, GA	Retail	—	2,200	1,807	—	2,200	1,807	4,007	201	2021	(c)
Southaven Towne Center	Southaven, MS	Retail	—	1,450	3,560	—	1,450	3,560	5,010	385	2021	(c)
SouthPark Center	Strongsville, OH	Retail	—	2,100	1,856	—	2,100	1,856	3,956	232	2021	(c)
Southpark Mall	Colonial Hts, VA	Retail	—	1,350	4,206	—	1,350	4,206	5,556	489	2021	(c)
Southpark Meadows S/C	Austin, TX	Retail	—	—	1,917	—	—	1,917	1,917	211	2021	(c)
St Charles Towne Center	Waldorf, MD	Retail	—	1,850	3,834	—	1,850	3,834	5,684	450	2021	(c)
Staten Island Mall	Staten Island, NY	Retail	—	17,100	2,933	—	17,100	2,933	20,033	358	2021	(c)
Stone Creek Towne Center	Colerain Township, OH	Retail	—	1,750	2,841	—	1,750	2,841	4,591	305	2021	(c)
Stones River Mall	Murfreesboro, TN	Retail	—	700	2,467	—	700	2,467	3,167	266	2021	(c)
Sunrise Mall	Brownsville, TX	Retail	—	1,650	2,486	—	1,650	2,486	4,136	295	2021	(c)
Superstition Springs Mall	Mesa, AZ	Retail	—	5,900	3,385	—	5,900	3,385	9,285	405	2021	(c)
Teas Crossing	Conroe, TX	Retail	—	2,200	1,844	—	2,200	1,844	4,044	201	2021	(c)
The Mall at Bay Plaza	Bronx, NY	Retail	—	—	1,155	—	—	1,155	1,155	157	2021	(c)
The Mall at Robinson T/C	Pittsburgh, PA	Retail	—	550	7,476	—	550	7,476	8,026	839	2021	(c)
The Mall at Rockingham Park	Salem, NH	Retail	—	2,300	6,295	—	2,300	6,295	8,595	726	2021	(c)
The Mall at Turtle Creek	Jonesboro, AR	Retail	—	2,555	534	—	2,555	534	3,089	69	2021	(c)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(dollar amounts in thousands)

				Initial Cost		Gross Amount Carried at Close of Period (b)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
The Mall at Tuttle Crossing	Dublin, OH	Retail	—	1,700	3,267	—	1,700	3,267	4,967	391	2021	(c)
The Mall at Wellington Green	Wellington, FL	Retail	—	6,750	2,101	—	6,750	2,101	8,851	260	2021	(c)
The Orchard at Slatten Ranch	Antioch, CA	Retail	—	4,100	3,328	—	4,100	3,328	7,428	347	2021	(c)
The Parks at Arlington	Arlington, TX	Retail	—	2,100	4,510	—	2,100	4,510	6,610	530	2021	(c)
The Plaza at Shoal Creek	Kansas City, MO	Retail	—	1,050	2,095	—	1,050	2,095	3,145	230	2021	(c)
The Shoppes at Buckland Hills	Manchester, CT	Retail	—	2,150	3,088	—	2,150	3,088	5,238	367	2021	(c)
The Shops at Fallen Timbers	Maumee, OH	Retail	—	2,100	1,135	—	2,100	1,135	3,235	133	2021	(c)
The Shops at Montebello	Montebello, CA	Retail	—	12,086	944	—	12,086	944	13,030	128	2021	(c)
The Shops at Stone Park	Houston, TX	Retail	—	2,400	2,605	—	2,400	2,605	5,005	270	2021	(c)
The Streets at Southpoint	Durham, NC	Retail	—	3,250	943	—	3,250	943	4,193	121	2021	(c)
Town Center at Aurora	Aurora, CO	Retail	—	3,200	5,865	—	3,200	5,865	9,065	683	2021	(c)
Twelve Oaks Mall	Novi, MI	Retail	—	1,900	4,267	—	1,900	4,267	6,167	504	2021	(c)
Valle Vista Mall	Harlingen, TX	Retail	—	1,900	777	—	1,900	777	2,677	101	2021	(c)
Valley Plaza	Bakersfield, CA	Retail	—	—	7,069	—	—	7,069	7,069	817	2021	(c)
Victoria Gardens	Rancho Cucamonga, CA	Retail	—	2,050	8,434	—	2,050	8,434	10,484	894	2021	(c)
Waterside Marketplace	Chesterfield Townshp, MI	Retail	—	700	3,982	—	700	3,982	4,682	410	2021	(c)
Waxahachie Towne Center Crossing	Waxahachie, TX	Retail	—	1,150	2,706	—	1,150	2,706	3,856	281	2021	(c)
Westfarms Mall	Farmington, CT	Retail	—	—	6,041	—	—	6,041	6,041	617	2021	(c)
Westfield Brandon	Brandon, FL	Retail	—	4,300	3,950	—	4,300	3,950	8,250	467	2021	(c)
Westfield Broward	Plantation, FL	Retail	—	6,950	3,445	—	6,950	3,445	10,395	412	2021	(c)
Westfield Countryside	Clearwater, FL	Retail	—	5,200	1,223	—	5,200	1,223	6,423	164	2021	(c)
Westfield North County	Escondido, CA	Retail	—	—	3,694	—	—	3,694	3,694	439	2021	(c)
Westfield Palm Desert	Palm Desert, CA	Retail	—	3,450	3,276	—	3,450	3,276	6,726	382	2021	(c)
Westfield Plaza Bonita	National City, CA	Retail	—	5,650	4,705	—	5,650	4,705	10,355	552	2021	(c)
Westfield Santa Anita	Arcadia, CA	Retail	—	—	2,591	—	—	2,591	2,591	324	2021	(c)
Westfield Southcenter	Tukwila, WA	Retail	—	—	14,616	—	—	14,616	14,616	1,557	2021	(c)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(dollar amounts in thousands)

				Initial Cost		Gross Amount Carried at Close of Period (b)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Westmoreland Mall	Greensburg, PA	Retail	—	800	6,713	—	800	6,713	7,513	773	2021	(c)
White Marsh Mall	Baltimore, MD	Retail	—	6,100	2,580	—	6,100	2,580	8,680	312	2021	(c)
Wolfchase Galleria	Memphis, TN	Retail	—	2,150	2,101	—	2,150	2,101	4,251	260	2021	(c)
Woodbridge Center	Woodbridge, NJ	Retail	—	10,655	1,094	—	10,655	1,094	11,749	149	2021	(c)
Yuma Palms Regional Center	Yuma, AZ	Retail	—	1,650	5,764	—	1,650	5,764	7,414	569	2021	(c)
Total properties				$368,586	$457,197	$88	$368,586	$457,285	$825,871	$52,104

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
b.The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $826 million.
c.Depreciation is computed based on the following estimated useful lives: Buildings and Improvements 19-43 years.

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(dollar amounts in thousands)
Reconciliation of investment properties:

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$901,001	$919,637	$1,027,734
Provision for impairment of investment properties	(2,081)	—	—
Sales of investment properties	(73,049)	(18,636)	(108,185)
Costs capitalized subsequent to acquisition	—	—	88
Balance, end of period	$825,871	$901,001	$919,637

Reconciliation of accumulated depreciation:

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$41,818	$27,742	$14,615
Depreciation expense	13,849	14,418	15,465
Sales of investment properties	(3,563)	(342)	(2,338)
Balance, end of period	$52,104	$41,818	$27,742

b. Exhibits

Exhibit No.	Description
3.1
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

3.3
Amendment No. 2 to Amended and Restated Pass Through Trust Agreement, dated as of December 30, 2021, between Copper Bidco LLC and GLAS Trust Company LLC (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Commission on January 5, 2022 (File No. 000-56236)).

4.1

Form of Registration Rights and Resale Cooperation Agreement between the Trust and the Certificateholders named therein (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10 filed with the Commission on February 5, 2021 (File No. 000-56236)).

10.1
Management Agreement, dated as of January 30, 2021, between Copper Property CTL Pass Through Trust and Hilco JCP LLC (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form 10 filed with the Commission on February 5, 2021 (File No. 000-56236)).

10.2
Amendment No. 1 to Management Agreement, dated as of June 11, 2021, between Copper Property CTL Pass Through Trust and Hilco JCP, LLC (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on June 11, 2021 (File No. 000-56236)).

19	Copper Property CTL Pass Through Trust Insider Trading Policy (filed herewith).
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 of the Company's Registration Statement on Form 10 filed with the Commission on February 5, 2021 (File No. 000-56236)).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	March 7, 2025

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	March 7, 2025