Form 10-Q
period 2025-03-31
Copper Property CTL Pass Through Trust
filed 2025-05-09
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands except certificate amounts)

	As of March 31, 2025	As of December 31, 2024
Assets
Investment properties:
Land and improvements	$366,086	$368,586
Building and other improvements	450,786	457,285
	816,872	825,871
Less: accumulated depreciation	(54,590)	(52,104)
Net investment properties	762,282	773,767
Cash and cash equivalents	34,030	51,886
Accounts receivable	34,350	35,366
Lease intangible assets, net	184,127	191,262
Right-of-use lease assets, net	79,040	83,428
Assets associated with investment properties held for sale	16,673	—
Other assets, net	3,100	541
Total assets	$1,113,602	$1,136,250

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$3,190	$3,011
Lease intangible liabilities, net	69,494	73,205
Lease liabilities	37,795	37,795
Liabilities associated with investment properties held for sale	2,715	—
Other liabilities	8,221	8,351
Total liabilities	121,415	122,362

Commitments and contingencies (Note 5)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(959,933)	(938,232)
Total equity	992,187	1,013,888
Total liabilities and equity	$1,113,602	$1,136,250

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Lease income	$24,691	$25,582

Expenses:
Operating expenses	3,124	3,203
Depreciation and amortization	4,429	4,757
General and administrative expenses	1,351	1,523
Total expenses	8,904	9,483

Other income:
Gain on sales of investment properties, net	—	1,348
Other income	263	320
Total other income	263	1,668

Net income	$16,050	$17,767

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.21	$0.24
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Three Months Ended March 31, 2024	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2024	75,000,000	$1,952,120	$(858,298)	$1,093,822
Net income	—	—	17,767	17,767
Distributions paid to Certificateholders ($0.35 per certificate)	—	—	(26,378)	(26,378)
Balance as of March 31, 2024	75,000,000	$1,952,120	$(866,909)	$1,085,211

Three Months Ended March 31, 2025	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2025	75,000,000	$1,952,120	$(938,232)	$1,013,888
Net income	—	—	16,050	16,050
Distributions paid to Certificateholders ($0.50 per certificate)	—	—	(37,751)	(37,751)
Balance as of March 31, 2025	75,000,000	$1,952,120	$(959,933)	$992,187

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$16,050	$17,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,429	4,757
Straight-line rental income, net	552	580
Amortization of above/below market leases, net	733	561
Gain on sales of investment of properties, net	—	(1,348)
Changes in assets and liabilities:
Changes in accounts receivable	48	—
Changes in other assets	(2,559)	(1,137)
Changes in right-of-use lease assets	450	457
Changes in accounts payable and accrued expenses	179	493
Changes in lease liabilities	12	4
Changes in other liabilities	1	(91)
Net cash provided by operating activities	19,895	22,043

Cash flows from investing activities:
Proceeds from sales of investment properties	—	16,096
Net cash provided by investing activities	—	16,096

Cash flows from financing activities:
Distributions paid to Certificateholders	(37,751)	(26,378)
Net cash used in financing activities	(37,751)	(26,378)

Net change in cash and cash equivalents	(17,856)	11,761
Cash and cash equivalents, at beginning of period	51,886	38,026
Cash and cash equivalents, at end of period	$34,030	$49,787

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

As of March 31, 2025, the real estate portfolio consists of 121 Retail Properties, of which 21 are encumbered by ground leases, in the United States (the "U.S.") across 35 states and Puerto Rico, and comprise 16.1 million square feet of leasable space. As of March 31, 2025, two Retail Properties totaling 373 thousand square feet of leasable space within the real estate portfolio were classified as held for sale.

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

Subject to the following sentence, the Trust shall terminate no later than December 10, 2025. If upon this date, the Trust owns any Retail Properties, the Manager (defined below) may take action, with the consent of the majority of the Certificateholders, to (a) extend the Trust for a fixed period to facilitate the complete liquidation of the properties; or (b) to convert one or more PropCos to a real estate investment trust (or "REIT") and take action to list the securities of such PropCos on an internationally-recognized stock exchange. The Trust has a Targeted Disposal Period ending on July 31, 2025 for the sale of all of its properties. This date is subject to extension by a vote of the majority of the Certificateholders. As of March 31, 2025, the Trust has not yet committed to an extension or plan for conversion but will continue to evaluate its options.

GLAS Trust Company, LLC serves as the Trust's independent third-party trustee (the "Trustee") pursuant to the terms of the Trust Agreement, performs trust administration duties, including treasury management and certificate administration, and earns trustee fees. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly. For both the three months ended March 31, 2025 and 2024, the Trust incurred trustee fees of $25.

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

The Trust incurred Base Fees of $1,435 and $1,477 for the three months ended March 31, 2025 and 2024, respectively, which are included in “Operating expenses” on the accompanying consolidated statements of operations, of which $478 and $490 as of March 31, 2025 and 2024, respectively, were included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

For the three months ended March 31, 2025, the Trust did not incur any Asset Management Fees. For the three months ended March 31, 2024, the Trust incurred Asset Management Fees of $88, which are included in “Gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Trust, as well as all wholly owned subsidiaries of the Trust. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements include the quarterly periods ended March 31, 2025 and 2024 (the “Reporting Periods”) and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted in accordance with such rules and regulations. The information presented in the accompanying consolidated financial statements is unaudited and reflects all adjustments which are, in the

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Amounts as of December 31, 2024 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all annual disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the Trust's Annual Report on Form 10-K, as amended, for the year ended December 31, 2024 (the "10-K"), as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these consolidated financial statements. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025.

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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(3) INVESTMENT PROPERTIES

As of March 31, 2025, the Trust's real estate portfolio consisted of 121 Retail Properties, two of which were classified as held for sale, across 35 U.S. states and Puerto Rico.

The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of March 31, 2025, excluding the two Retail Properties classified as held for sale:

	Period from April 1 to December 31, 2025	2026	2027	2028	2029	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$5,500	$7,333	$7,333	$7,333	$7,333	$80,663	$115,495
In-place lease intangibles (a)	3,268	4,358	4,358	4,358	4,358	47,932	68,632
Lease intangible assets, net (b)	$8,768	$11,691	$11,691	$11,691	$11,691	$128,595	$184,127

Below market lease intangibles (a)	$3,309	$4,412	$4,412	$4,412	$4,412	$48,537	$69,494
Lease intangible liabilities, net (b)	$3,309	$4,412	$4,412	$4,412	$4,412	$48,537	$69,494

(a)Represents the portion of the leases in which the Trust is the lessor. The amortization of above market lease intangibles is recorded as a reduction to lease income, and the amortization of below market lease intangibles is recorded as an increase to lease income. The amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

(b)As of March 31, 2025, lease intangible assets, net and lease intangible liabilities, net are presented net of $48,711 and $18,385 of accumulated amortization, respectively. As of December 31, 2024, lease intangible assets, net and lease intangible liabilities, net are presented net of $46,819 and $17,920 of accumulated amortization, respectively.

As of March 31, 2025 and December 31, 2024, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 15.8 years and 16.0 years, respectively.

Amortization for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Amortization of:
In-place lease intangibles	$1,109	$1,190
Above market lease intangibles	1,872	1,910
Below market lease intangibles	1,139	1,349

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Dispositions

There was no disposition activity for the three months ended March 31, 2025.

The following table summarizes the disposition activity during the three months ended March 31, 2024:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
3/15/24	Transnational Portfolio (1)	Retail	Fee Simple	302	$16,459	$16,096	$1,502	(2)
				302	$16,459	16,096	$1,502
(1) Portfolio comprised of three Retail Properties located in Newnan, GA, Aurora, CO and Kissimmee, FL.
(2) Subsequent to March 31, 2024, the Trust incurred an additional $5 of selling costs related to the sale of the Transnational Portfolio, reducing the net gain to $1,497 for the year ended December 31, 2024.

During the three months ended March 31, 2024, gain on sales of investment properties, net was $1,348, which includes (i) $154 of selling expenses from prior period dispositions and (ii) a net gain of $1,502 from the disposition of Retail Properties in Newnan, GA, Aurora, CO and Kissimmee, FL.

The dispositions completed during the three months ended March 31, 2024 did not qualify for discontinued operations treatment and are not considered individually significant.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Held for Sale

The following Retail Properties were classified as held for sale as of March 31, 2025:

Location	Carrying Value	Date of Sale		Gross Sales Price
Miami, FL	$8,820	May 23, 2025	(a)	$15,576
Pittsburgh, PA	5,138	May 23, 2025	(a)	5,260

(a) Anticipated date of closing, which is subject to change.

Real estate held for sale consisted of the following at March 31, 2025:

Land and improvements	$2,500
Building and other improvements	6,499
Less: accumulated depreciation	(834)
Net investment properties	8,165
Accounts receivable	416
Lease intangible assets, net	4,155
Right-of-use lease assets	3,937
Assets associated with investment properties held for sale	$16,673

Lease intangible liabilities, net	2,572
Lease liabilities	12
Other liabilities	131
Liabilities associated with investment properties held for sale	$2,715

As of December 31, 2024, there were no properties classified as held for sale.

Impairment of Investment Properties

For the three months ended March 31, 2025 and 2024, no impairment charges were recorded.

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

The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by Penney Intermediate Holdings LLC and

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by Penney Intermediate Holdings LLC are not included in the accompanying consolidated statements of operations, except for ground lease payments made by Penney Intermediate Holdings LLC, since recording cash payments made by Penney Intermediate Holdings LLC is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by Penney Intermediate Holdings LLC of $1,027 and $1,035 for the three months ended March 31, 2025 and 2024, respectively, were paid directly to the ground lessor by Penney Intermediate Holdings LLC and were included in “Lease income” in the accompanying consolidated statements of operations.

As of March 31, 2025, lease payments of $8,185 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheet and will be recognized as lease income in April 2025. As of December 31, 2024, lease payments of $8,316 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheet and were recognized as lease income in January 2025. The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statements of operations. During the Reporting Periods, there was no uncollectible lease income.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by Penney Intermediate Holdings LLC to the Trust in accordance with the terms of the Master Lease, and are presented net of reimbursement from Penney Intermediate Holdings LLC on the consolidated statements of operations. During the three months ended March 31, 2025 and 2024, the Trust remitted sales and use taxes of $88 and $160, respectively, which were fully reimbursed by Penney Intermediate Holdings LLC as of the end of each corresponding Reporting Period.

From time to time, the Trust may have leasing activity with replacement tenants other than Penney Intermediate Holdings LLC but has had none to date.

The disaggregation of the Trust’s lease income as either fixed or variable lease income based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification ("ASC") Topic 842 is as follows:

	Three Months Ended March 31,
	2025		2024
Fixed lease income	$23,980		$25,184
Variable lease income (a)	969		504
Straight-line rental income, net (b)	(552)		(580)
Ground lease reimbursement income (c)	1,027		1,035
Other
Amortization of above and below market lease intangibles (d)	(733)		(561)
Lease income	$24,691	(e)	$25,582
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
(e)Includes lease income from the two Retail Properties classified as held for sale as of March 31, 2025.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

As of March 31, 2025, undiscounted lease payments to be received under operating leases, excluding the two Retail Properties classified as held for sale and amounts resulting from CPI adjustments, for the next five years and thereafter are as follows:

Lease Payments
Period from April 1 to December 31, 2025	$70,808
2026	94,410
2027	94,410
2028	94,410
2029	94,410
Thereafter	1,038,513
Total	$1,486,961

The weighted average remaining lease term was approximately 15.8 years as of March 31, 2025.

Leases as Lessee

The Trust was assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. As of March 31, 2025, the Trust held an interest as lessee of land under 21 non-cancellable ground leases. The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised. All option terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease as of March 31, 2025.

The components of ground lease rent expense, which are included within “Operating expenses” in the accompanying consolidated statements of operations for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
Amortization of:
Above market ground lease intangibles	$(160)	$(160)
Below market ground lease intangibles	359	365
Right-of-use assets	251	252
Interest expense	1,040	1,038
Ground lease rent expense	$1,490	$1,495

There were no cash payments for ground lease rent expense as these payments are made by the tenant.

As of March 31, 2025, undiscounted future rental obligations to be paid under the long-term ground leases by Penney Intermediate Holdings LLC under the terms of the Master Lease on behalf of the Trust, including fixed

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

rental increases, excluding the two retail properties classified as held for sale, for the next five years and thereafter, are as follows:

Lease Obligations
Period from April 1 to December 31, 2025	$3,088
2026	4,136
2027	4,195
2028	4,255
2029	4,334
Thereafter	211,543
Less imputed interest	(193,756)
Lease liabilities as of March 31, 2025	$37,795

The Trust’s long-term ground leases had a weighted average remaining lease term of 42.1 years and a weighted average discount rate of 11.0% as of March 31, 2025.

(5) COMMITMENTS AND CONTINGENCIES

Master Leases

Landlord Option Properties: On the Effective Date, the Retail Master Lease provides the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice. This option is limited (for the Trust, but not for future landlords) to eight Retail Properties in any lease year. During the three months ended March 31, 2025, no Retail Properties with landlord termination options were sold, and as of March 31, 2025, the Trust had sold 17 Landlord Option Properties and there were six remaining Landlord Option Properties.

Tenant Option Properties: On the Effective Date, the Retail Master Lease provided Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties. This option is limited to no more than five Properties in any lease year. During the three months ended March 31, 2025, no Retail Properties with tenant termination options were sold, and as of March 31, 2025, the Trust had sold five Tenant Option Properties, and there was one remaining Tenant Option Property.

Substitution Options and Go Dark Rights: The Retail Master Lease provides Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease with respect to selected sub-performing properties upon replacement of such sub-performing properties with qualified replacement properties in accordance with the terms and conditions of the Retail Master Lease. Notwithstanding the foregoing, Penney Intermediate Holdings LLC shall only be entitled to exercise a substitution option (i) between the third and 15th anniversary of the commencement date of the Retail Master Lease and (ii) if the aggregate allocated base rent amounts for all Go Dark/Substitution Properties (as defined in the Retail Master Lease) during the applicable period (as described in the Retail Master Lease) is less than or equal to 15% of the aggregate first year’s base rent. The Retail Master Lease also provides Penney Intermediate Holdings LLC with the limited right to “go dark” (i.e., cease operations) at one or more Retail Properties in certain limited circumstances as set forth in the Retail Master Lease; provided that such right does not relieve Penney Intermediate Holdings LLC of its obligation to make any rent payments that are due and owing. As of March 31, 2025, Penney Intermediate Holdings LLC has not ceased operations at any of the Retail Properties.

Tenant Purchase Rights: On the Effective Date, the Master Leases contained preferential offer rights in favor of Penney Intermediate Holdings LLC with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable Penney Intermediate Holdings LLC, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified minimum price related to the preferential purchase price. As of March 31, 2025, 21 of these Retail Properties, of which three were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold. During the three months ended

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

March 31, 2025, Penney Intermediate Holdings LLC exercised its right of first offer to purchase Retail Properties located in Pittsburgh, PA and Miami, FL. As of March 31, 2025, these two Retail Properties were classified as held for sale and are anticipated to close in the second quarter of 2025.

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

Significant Risks and Uncertainties

Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, fluctuations in interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose increasing risks to the Company and the U.S. economy. The ongoing and potential future impacts of changes in trade relationships and tariff policies, as well as global conflicts, such as between Russia and Ukraine and in the Middle East, among others are also contributing to economic and geopolitical uncertainty. While we did not incur any disruptions to our lease income and occupancy during the three months ended March 31, 2025, as a result of these adverse political and economic conditions, credit markets or other events, we continue to closely monitor the impact of these factors as they may have a negative impact on our or Penney Intermediate Holdings LLC’s business.

Concentration of Credit Risk

As of March 31, 2025, all of the Properties were leased to Penney Intermediate Holdings LLC, and all of the Trust’s lease income was derived from the Master Leases (see Note 3). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of Penney Intermediate Holdings LLC, and Penney Intermediate Holdings LLC provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on Penney Intermediate Holdings LLC’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

As of March 31, 2025, the Trust's properties are located across 35 U.S. states and Puerto Rico. For the three months ended March 31, 2025, the Trust's lease income was concentrated in two states as follows: California 18.4% and Texas 13.8%. For the three months ended March 31, 2024, the Trust's lease income was concentrated in two states as follows: California 19.1% and Texas 13.2%.

Litigation

From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. There are no current legal matters that are expected to have a material effect on the Trust’s consolidated financial statements.

Income Taxes

As of March 31, 2025 and December 31, 2024, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.

(6) FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

As of March 31, 2025 and December 31, 2024, the Trust did not hold any assets or liabilities that are measured at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

For the three months ended March 31, 2025 and 2024, the Trust did not remeasure any assets to fair value on a nonrecurring basis, and no impairment charges were recorded.

(7) SUBSEQUENT EVENTS

Subsequent to March 31, 2025, we paid monthly distributions to Certificateholders of $6,157 or $0.08 per certificate in April 2025. On May 6, 2025, we announced a distribution of $7,141 or $0.10 per certificate to be paid on May 12, 2025 to Certificateholders.

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
•governmental regulations, tariffs, tax laws and rates and similar matters;
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

For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2024. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Principal External Factors that Affect our Results of Operations

Inflation Risk, Tariffs and Economic Conditions

While the disruptions caused by the COVID-19 pandemic have largely subsided, the Trust and the broader U.S. economy continue to face risks from persistent inflation, interest rate uncertainty, reduced consumer spending, labor shortages, supply chain disruptions, the imposition of tariffs and volatility in the global capital markets. Ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others, as well as evolving governmental policies, particularly the imposition of tariffs are also contributing to heightened economic and geopolitical uncertainty. The recent broadening of international tariffs has already led to increased market volatility and may continue to affect economic conditions in the future. Downturns in the global economy and the increased tariffs could cause a decline in the demand for our tenant's products and our properties. Our operations could also be impacted by inflation and changes in interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the three months ended March 31, 2025 and 2024.

While we did not incur any disruptions to our lease income and occupancy during the three months ended March 31, 2025 and 2024 as a result of these adverse political and economic conditions, credit markets or other events, any of these events could materially adversely impact the Trust or Penney Intermediate Holdings LLC's business. The Trust continues to closely monitor economic, financial and social conditions, including the effects of inflation.

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

Executive Summary

Copper Property CTL Pass Through Trust exists for the sole purpose of collecting rent, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of March 31, 2025, we owned 121 retail operating properties, 21 of which are encumbered by ground leases, across 35 U.S. states and Puerto Rico representing 16.1 million square feet of leasable space. There were no dispositions during the three months ended March 31, 2025.

The following table summarizes our portfolio as of March 31, 2025, which includes the two Retail Properties classified as held for sale:

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for the three months ended March 31, 2025		Lease income as % of total	Lease income for the three months ended March 31, 2024		Lease income as % of total
CA	15	4	19	2,791	4,536		18.4%	4,445		18.4%
TX	17	4	21	2,147	3,409		13.8%	3,334		13.8%
FL	6	1	7	1,039	1,813		7.3%	1,767		7.3%
NJ	4	—	4	702	1,141		4.6%	1,125		4.6%
NY	1	2	3	469	1,117		4.6%	1,109		4.6%
IL	5	—	5	846	1,063		4.3%	1,040		4.3%
WA	2	1	3	506	918		3.7%	900		3.7%
NV	2	1	3	438	894		3.6%	874		3.6%
MI	6	—	6	863	886		3.6%	867		3.6%
AZ	4	—	4	492	885		3.6%	867		3.6%
OH	5	—	5	645	799		3.2%	781		3.2%
PA	4	—	4	555	756		3.1%	746		3.1%
KY	1	1	2	251	480		1.9%	471		1.9%
NM	2	—	2	266	478		1.9%	468		1.9%
CO	1	1	2	263	449		1.8%	443		1.8%
Other	25	6	31	3,781	5,067		20.6%	4,973		20.6%

Total Retail	100	21	121	16,054	$24,691	(a)	100%	$24,210	(a)	100%

(a) For the three months ended March 31, 2025 and 2024, lease income recognized from the portfolio as of March 31, 2025 consists of the following:

	Three Months Ended March 31,
	2025	2024
Base rent	$24,949	$24,460
Straight-line rental income	(552)	(552)
Amortization of above and below market lease	(733)	(733)
Ground lease reimbursement income	1,027	1,035
Lease income	$24,691	$24,210

Company Highlights — Three Months Ended March 31, 2025
Acquisitions
We had no acquisition activity during the three months ended March 31, 2025 and 2024.

Dispositions

We had no disposition activity during the three months ended March 31, 2025.

The following table summarizes the disposition activity during the three months ended March 31, 2024:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
3/15/24	Transnational Portfolio (1)	Retail	Fee Simple	302	$16,459	$16,096	$1,502	(2)
				302	$16,459	$16,096	$1,502

(1) Portfolio comprised of three Retail Properties located in Newnan, GA, Aurora, CO and Kissimmee, FL.
(2) Subsequent to March 31, 2024, the Trust incurred an additional $5 of selling costs related to the sale of the Transnational Portfolio, reducing the net gain to $1,497 for the year ended December 31, 2024.

For the three months ended March 31, 2024, gain on sales of investment properties, net was $1,348, which includes (i) $154 of selling expenses from prior period dispositions and (ii) a net gain of $1,502 from the disposition of Retail Properties in Newnan, GA, Aurora, CO and Kissimmee, FL.

Leasing Activity

There was no leasing activity during the three months ended March 31, 2025 and 2024.

Capital Markets
There was no capital markets activity during the three months ended March 31, 2025 and 2024.

Distributions
We paid distributions to the Certificateholders of $37,751 or $0.50 per certificate during the three months ended March 31, 2025 and $26,378 or $0.35 per certificate during the three months ended March 31, 2024.

Results of Operations

Comparison of three months ended March 31, 2025 to the three months ended March 31, 2024

For the three months ended March 31, 2025, net income attributable to Certificateholders was $16,050 or $0.21 per Certificate, as compared to $17,767 or $0.24 per Certificate for the corresponding period in 2024.

The following describes the changes on the Trust’s consolidated statements of operations that affected net income attributable to Certificateholders during the three months ended March 31, 2025, as compared to the corresponding periods in 2024:

Lease income - The net decrease in lease income of $891 for the three months ended March 31, 2025, respectively, as compared to the corresponding periods in 2024, is due to the disposition of six Retail Properties between March 31, 2024 and March 31, 2025, partially offset by the CPI adjustment of base rent as of December 7, 2024.

Operating expenses - The net decrease in operating expenses of $79 for the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to decreases in management fees paid to the Manager and in taxes paid to governmental authorities.

Depreciation and amortization - The decrease in depreciation and amortization of $328 for the three months ended March 31, 2025, respectively, as compared to the corresponding period in 2024, is due to the disposition of six Retail Properties between March 31, 2024 and March 31, 2025.

General and administrative expenses - The decrease in general and administrative expenses of $172 for the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to decreases in professional fees.

Gain on sales of investment properties, net - During the three months ended March 31, 2025, there were no dispositions of Retail Properties. During the three months ended March 31, 2024, there were three dispositions of Retail Properties which resulted in a net gain of $1,502. For the three months ended March 31, 2024, gain on sales of investment properties, net included $154 of selling costs related to prior period sales.

Other income - Other income consists of interest income earned on investments in money market instruments. For the three months ended March 31, 2025, the decrease in other income of $57, as compared to the corresponding period in 2024, is due to a decrease in interest income earned by the Trust.

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

	Three Months Ended March 31,
	2025	2024
Net income	$16,050	$17,767
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	4,429	4,757
Gain on sales of investment properties, net	—	(1,348)
Straight-line rental income, net	552	580
Amortization of above and below market lease intangibles, net	733	561
Interest income	(263)	(320)
Non-cash ground rent expense, net	1,490	1,495
Non-cash ground lease reimbursement income	(1,027)	(1,035)
NOI	$21,964	$22,457

The decrease in NOI of $493 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is due to (i) a decrease in lease income of $1,204 resulting from the disposition of six Retail Properties between March 31, 2024 and March 31, 2025; partially offset by (ii) an increase in lease income of $465 due to the CPI adjustment of base rent in December 2024 and (iii) net decreases of general and administrative expenses and operating expenses of $172 and $79 respectively.

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

The following table presents a reconciliation of net income to FFO and Operating FFO:

	Three Months Ended March 31,
	2025	2024
Net income	$16,050	$17,767
Depreciation and amortization of real estate	4,429	4,757
Gain on sales of investment properties, net	—	(1,348)
FFO	$20,479	$21,176

FFO per certificate outstanding – basic and diluted	$0.27	$0.28

FFO	$20,479	$21,176
Dead deal costs	6	3
Operating FFO	$20,485	$21,179

Operating FFO per certificate outstanding – basic and diluted	$0.27	$0.28

The decrease in FFO of $697 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is primarily due to:

•a net decrease in lease related income of $1,356 resulting from the disposition of six Retail Properties;
•a decrease in interest income of $57; partially offset by
•an increase in lease income of $465 due to the CPI adjustment of base rent in December 2024; and
•net decreases of general and administrative expenses and operating expenses of $172 and $79, respectively.

The decrease in Operating FFO of $694 for the three months ended March 31, 2025, as compared to three months ended March 31, 2024 is primarily due to:
•a net decrease in lease related income of $1,356 resulting from the disposition of six Retail Properties;
•a decrease in interest income of $57; partially offset by
•an increase in lease income of $465 due to the CPI adjustment of base rent in December 2024; and
•net decreases of general and administrative expenses and operating expenses of $175 and $79, respectively.

Liquidity and Capital Resources

We anticipate that cash flows from the below-listed sources will provide adequate capital for the next 12 months and beyond for all Certificateholder distributions.

Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Rental revenues	▪	Operating and general and administrative expenses
▪	Cash and cash equivalents	▪	Sales expenses
▪	Net proceeds from the sale of real estate	▪	Distribution payments
▪	Interest income

As of March 31, 2025 and December 31, 2024, we had $34,030 and $51,886, respectively, of cash and cash equivalents. The Trust has adopted a policy to maintain its cash equivalents in a government money market fund administered by a major bulge bracket investment banking firm which invests its assets only in (i) cash and (ii) securities issued or guaranteed by the United States or certain U.S. government agencies and having a weighted average life and weighted average maturity of no more than 120 days and 60 days, respectively. Each of these government money market funds is managed to maintain a stable net asset value, thereby eliminating principal risk.

Debt Maturities

We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of March 31, 2025 and December 31, 2024.

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

We paid distributions to the Certificateholders of $37,751 or $0.50 per certificate during the three months ended March 31, 2025, and $26,378 or $0.35 per certificate during the three months ended March 31, 2024.

Dispositions

Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the three months ended March 31, 2025 and 2024, included in the amount we paid to Certificateholders was $16,256 and $4,240, respectively, of aggregate net sales proceeds.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the tenant under the Master Leases and should otherwise be met with cash flows from operations.

Summary of Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$19,895	$22,043
Net cash provided by investing activities	—	16,096
Net cash used in financing activities	(37,751)	(26,378)
Change in cash, cash equivalents and restricted cash	(17,856)	11,761
Cash, cash equivalents and restricted cash, at beginning of period	51,886	38,026
Cash, cash equivalents and restricted cash, at end of period	$34,030	$49,787

Cash Flows from Operating and Investing Activities

Net cash provided by operating activities for the three months ended March 31, 2025 was $19,895, as compared to $22,043 for the three months ended March 31, 2024. The decrease of $2,148 is primarily due to a decrease in NOI resulting from (i) a decrease in lease income due to the disposition of six Retail Properties between March 31, 2024 and March 31, 2025 and (ii) an increase in sale related legal costs.

Investing activities solely consists of proceeds from sales of investment properties. There were no dispositions during the three months ended March 31, 2025. There were three dispositions during the three months ended March 31, 2024, and cash flows from investing activities were $16,096 for this period.

During the three months ended March 31, 2025, total net cash provided by operating and investing activities was $19,895, however, $37,751 was distributed to Certificateholders, of which $24,219 were distributions of cash flows from operating and investing activities received during December 2024.

Management believes that cash flows from operations and sales of investment properties and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2025 was $37,751, as compared to $26,378 for the three months ended March 31, 2024. Financing activities for both Reporting Periods consisted of distributions paid to Certificateholders.

Contractual Obligations

As of March 31, 2025, we have 21 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of March 31, 2025, excluding one property classified as held for sale :

Payments due by period
Period from April 1 to December 31, 2025	$3,088
2026	4,136
2027	4,195
2028	4,255
2029	4,334
Thereafter	211,543
Less imputed interest	(193,756)
Lease liabilities as of March 31, 2025	$37,795

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our 2024 Annual Report on 10-K, as amended, contains a description of our critical accounting policies, including those relating to the impairment of long-lived assets. For the three months ended March 31, 2025, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements

None.

Subsequent Events

Subsequent to March 31, 2025, we paid monthly distributions to Certificateholders of $6,157 or $0.08 per certificate in April 2024. On May 6, 2025, we announced a distribution of $7,141 or $0.10 per certificate to be paid on May 12, 2025 to Certificateholders.

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

As of March 31, 2025, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2024, aside from the risk factor included below:

Inflation, tariffs and economic conditions may increase our operating and capital costs.

In 2022, inflationary pressures resulting from COVID-19 relief and aid programs, supply chain constraints and generally improved economic conditions increased our costs for third-party compensation and other costs necessary to operate our business. The general economy in 2022 was also affected by the war in Ukraine and the associated increase in energy costs. While the global inflation rate began to ease somewhat in 2023 and 2024 as a result of central bank policy tightening, core inflation remains persistent. As a result of the decline in global inflation, the U.S. Federal Reserve cut the federal funds rate three times in 2024 by a total of 100 basis points. However, the U.S. Federal Reserve held rates steady in their May 2025 meeting and projected two interest rate cuts in 2025.

After almost 10 years of low interest rate environments, inflationary pressures and efforts in the U.S. and around the world to combat inflation have resulted in increased interest rates by central banks globally. As a result, to the extent we incur any indebtedness, the interest rates we are charged may be significantly higher than what would have been expected in prior years. Furthermore, the increased interest rates could affect our Tenant's business and borrowing costs, which in turn could impact their ability to make timely payments to us. The continued risk of tariffs, whether newly imposed or expanded also creates uncertainty in pricing, sourcing and planning for our Tenant. Given that core inflation has proved persistent and tariffs may be used as geopolitical or trade tools, there is no assurance that interest rates, costs or tariff-related pressures will stabilize, increase or decrease in the foreseeable future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no executive officer of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K. Furthermore, the executive officers of the Trust do not and are not permitted to, directly or indirectly, own any of the Trust Certificates.

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