Form 10-Q
period 2025-06-30
Copper Property CTL Pass Through Trust
filed 2025-08-08
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands except certificate amounts)

	As of June 30, 2025	As of December 31, 2024
Assets
Investment properties:
Land and improvements	$366,086	$368,586
Building and other improvements	450,786	457,285
	816,872	825,871
Less: accumulated depreciation	(57,866)	(52,104)
Net investment properties	759,006	773,767
Cash and cash equivalents	34,986	51,886
Accounts receivable	33,676	35,366
Lease intangible assets, net	181,204	191,262
Right-of-use lease assets, net	78,632	83,428
Other assets, net	3,690	541
Total assets	$1,091,194	$1,136,250

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$3,269	$3,011
Lease intangible liabilities, net	68,391	73,205
Lease liabilities	37,808	37,795
Other liabilities	8,218	8,351
Total liabilities	117,686	122,362

Commitments and contingencies (Note 5)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(978,612)	(938,232)
Total equity	973,508	1,013,888
Total liabilities and equity	$1,091,194	$1,136,250

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Lease income	$24,528	$25,224	$49,220	$50,807

Expenses:
Operating expenses	3,085	3,099	6,209	6,302
Depreciation and amortization	4,365	4,683	8,794	9,440
General and administrative expenses	1,246	1,026	2,597	2,549
Total expenses	8,696	8,808	17,600	18,291

Other income:
Gain on sales of investment properties, net	6,124	1,102	6,124	2,450
Other income	260	365	523	685
Total other income	6,384	1,467	6,647	3,135

Net income	$22,216	$17,883	$38,267	$35,651

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.30	$0.24	$0.51	$0.48
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Three Months Ended June 30, 2024	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of April 1, 2024	75,000,000	$1,952,120	$(866,909)	$1,085,211
Net income	—	—	17,883	17,883
Distributions paid to Certificateholders ($0.52 per certificate)	—	—	(39,139)	(39,139)
Balance as of June 30, 2024	75,000,000	$1,952,120	$(888,165)	$1,063,955

Three Months Ended June 30, 2025	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of April 1, 2025	75,000,000	$1,952,120	$(959,933)	$992,187
Net income	—	—	22,216	22,216
Distributions paid to Certificateholders ($0.55 per certificate)	—	—	(40,895)	(40,895)
Balance as of June 30, 2025	75,000,000	$1,952,120	$(978,612)	$973,508

Six Months Ended June 30, 2024	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2024	75,000,000	$1,952,120	$(858,298)	$1,093,822
Net income	—	—	35,651	35,651
Distributions paid to Certificateholders ($0.87 per certificate)	—	—	(65,518)	(65,518)
Balance as of June 30, 2024	75,000,000	$1,952,120	$(888,165)	$1,063,955

Six Months Ended June 30, 2025	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2025	75,000,000	$1,952,120	$(938,232)	$1,013,888
Net income	—	—	38,267	38,267
Distributions paid to Certificateholders ($1.05 per certificate)	—	—	(78,647)	(78,647)
Balance as of June 30, 2025	75,000,000	$1,952,120	$(978,612)	$973,508

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$38,267	$35,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,794	9,440
Straight-line rental income, net	1,100	1,151
Amortization of above/below market leases, net	1,463	1,143
Gain on sales of investment of properties, net	(6,124)	(2,450)
Changes in assets and liabilities:
Changes in accounts receivable	48	—
Changes in other assets	(2,976)	(695)
Changes in right-of-use lease assets	871	914
Changes in accounts payable and accrued expenses	198	329
Changes in lease liabilities	1	16
Changes in other liabilities	(122)	(184)
Net cash provided by operating activities	41,520	45,315

Cash flows from investing activities:
Proceeds from sales of investment properties	20,227	29,209
Net cash provided by investing activities	20,227	29,209

Cash flows from financing activities:
Distributions paid to Certificateholders	(78,647)	(65,518)
Net cash used in financing activities	(78,647)	(65,518)

Net change in cash and cash equivalents	(16,900)	9,006
Cash and cash equivalents, at beginning of period	51,886	38,026
Cash and cash equivalents, at end of period	$34,986	$47,032

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

As of June 30, 2025, the real estate portfolio consists of 119 Retail Properties, of which 20 are encumbered by ground leases, in the United States (the "U.S.") across 35 states and Puerto Rico, and comprise 15.7 million square feet of leasable space.

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

Subject to the following sentence, the Trust shall terminate no later than December 10, 2025. If upon this date, the Trust owns any Retail Properties, the Manager (defined below) may take action, with the consent of the majority of the Certificateholders, to (a) extend the Trust for a fixed period to facilitate the complete liquidation of the properties; or (b) to convert one or more PropCos to a real estate investment trust (or "REIT") and take action to list the securities of such PropCos on an internationally-recognized stock exchange. The Trust had a Targeted Disposal Period ending on July 31, 2025 for the sale of all of its properties. Subsequent to June 30, 2025, on July 18, 2025, the Trust obtained written consent by holders of a majority of the Trust's total interests, approving an amendment to the Trust's Trust Agreement to extend the Targeted Disposal Period contained in the Trust Agreement to January 30, 2026 and to change a provision relating to the information policy of the Trust. The Amendment was entered into on July 18, 2025, but will not be effective until August 18, 2025. Subsequent to June 30, 2025, on July 23, 2025, the Trust, through its subsidiaries, entered into an amendment that made its purchase and sale agreement (as amended, the "Agreement") with an unrelated third party ("Buyer") binding for the sale of all remaining Retail Properties for a price of $947 million. As of July 25, 2025, the Buyer had completed its due diligence and paid a non-refundable

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

deposit. The Trust expects the transaction to close during the second half of 2025, subject to customary real estate closing conditions. The Agreement provides certain limited termination rights on a property-by-property basis in connection with purchase rights in favor of ground lessors or purchase rights pursuant to reciprocal easement agreements, certain title defects, casualty events, or condemnation proceedings. Due to the various conditions to closing, the Trust cannot make any assurances that the disposition of the Properties is certain.

GLAS Trust Company, LLC serves as the Trust's independent third-party trustee (the "Trustee") pursuant to the terms of the Trust Agreement, performs trust administration duties, including treasury management and certificate administration, and earns trustee fees. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly. For both the three and six months ended June 30, 2025 and 2024, the Trust incurred trustee fees of $25 and $50, respectively.

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

The Trust incurred Base Fees of $2,859 and $2,935 for the six months ended June 30, 2025 and 2024, respectively, and $1,425 and $1,458 for the three months ended June 30, 2025 and 2024, respectively, which are included in “Operating expenses” on the accompanying consolidated statements of operations, of which $471 and $484 as of June 30, 2025 and 2024, respectively, were included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

For the three months ended June 30, 2025 and 2024, the Trust incurred Asset Management Fees of $30 and $67, respectively, and for the six months ended June 30, 2025 and 2024, the Trust incurred Asset Management Fees of $30 and $155, respectively, which are included in “Gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Trust, as well as all wholly owned subsidiaries of the Trust. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements include the quarterly periods ended June 30, 2025 and 2024 (the “Reporting Periods”) and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted in accordance with such rules and regulations. The information presented in the accompanying consolidated financial statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Amounts as of December 31, 2024 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all annual disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the Trust's Annual Report on Form 10-K, as amended, for the year ended December 31, 2024 (the "10-K"), as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

in these consolidated financial statements. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025.

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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(3) INVESTMENT PROPERTIES

As of June 30, 2025, the Trust's real estate portfolio consisted of 119 Retail Properties across 35 U.S. states and Puerto Rico.

The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of June 30, 2025:

	Period from July 1 to December 31, 2025	2026	2027	2028	2029	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$3,667	$7,333	$7,333	$7,333	$7,333	$80,663	$113,662
In-place lease intangibles (a)	2,179	4,358	4,358	4,358	4,358	47,931	67,542
Lease intangible assets, net (b)	$5,846	$11,691	$11,691	$11,691	$11,691	$128,594	$181,204

Below market lease intangibles (a)	$2,206	$4,412	$4,412	$4,412	$4,412	$48,537	$68,391
Lease intangible liabilities, net (b)	$2,206	$4,412	$4,412	$4,412	$4,412	$48,537	$68,391

(a)Represents the portion of the leases in which the Trust is the lessor. The amortization of above market lease intangibles is recorded as a reduction to lease income, and the amortization of below market lease intangibles is recorded as an increase to lease income. The amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

(b)As of June 30, 2025, lease intangible assets, net and lease intangible liabilities, net are presented net of $51,633 and $19,488 of accumulated amortization, respectively. As of December 31, 2024, lease intangible assets, net and lease intangible liabilities, net are presented net of $46,819 and $17,920 of accumulated amortization, respectively.

As of June 30, 2025 and December 31, 2024, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 15.5 years and 16.0 years, respectively.

Amortization for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of:
In-place lease intangibles	$1,089	$1,173	$2,199	$2,362
Above market lease intangibles	1,833	1,888	$3,705	$3,798
Below market lease intangibles	1,102	1,306	$2,242	$2,655

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Dispositions
The following table summarizes the disposition activity during the six months ended June 30, 2025:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
5/23/25	Miami, FL	Retail	Ground Leasehold	191	$15,576	$15,147	$6,234
5/23/25	Pittsburgh, PA	Retail	Fee Simple	182	5,260	5,080	(110)
				373	$20,836	$20,227	$6,124

The following table summarizes the disposition activity during the six months ended June 30, 2024:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
3/15/24	Transnational Portfolio (1)	Retail	Fee Simple	302	$16,459	$16,096	$1,497
6/10/24	Roseville, CA	Retail	Fee Simple	167	13,364	13,113	1,029
				469	$29,823	$29,209	$2,526
(1) Portfolio comprised of three Retail Properties located in Newnan, GA, Aurora, CO and Kissimmee, FL.

During the six months ended June 30, 2024, net gain on sales of investment properties was $2,450, which includes (i) $154 of selling expenses from prior period dispositions, (ii) a gain of $78 in proceeds released from escrow due to a disposition that occurred in December 2022 and (iii) a gain of $2,526 from the disposition of Retail Properties as noted in the table above.

The dispositions completed during the six months ended June 30, 2025 and 2024 did not qualify for discontinued operations treatment and are not considered individually significant.

Held for Sale

As of June 30, 2025 and December 31, 2024, there were no properties classified as held for sale.

Impairment of Investment Properties

For the six months ended June 30, 2025 and 2024, no impairment charges were recorded.

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

The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by Penney Intermediate Holdings LLC and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by Penney Intermediate Holdings LLC are not included in the accompanying consolidated statements of operations, except for ground lease payments made by Penney Intermediate Holdings LLC, since recording cash payments made by Penney Intermediate Holdings LLC is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by Penney Intermediate Holdings LLC of $2,054 and $2,062 for the six months ended June 30, 2025 and 2024, respectively, were paid directly to the ground lessor by Penney Intermediate Holdings LLC and were included in “Lease income” in the accompanying consolidated statements of operations.

As of June 30, 2025, lease payments of $8,185 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheet and will be recognized as lease income in July 2025. As of December 31, 2024, lease payments of $8,316 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheet and were recognized as lease income in January 2025. The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statements of operations. During the Reporting Periods, there was no uncollectible lease income.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by Penney Intermediate Holdings LLC to the Trust in accordance with the terms of the Master Lease, and are presented net of reimbursement from Penney Intermediate Holdings LLC on the consolidated statements of operations. During the six months ended June 30, 2025 and 2024, the Trust remitted sales and use taxes of $177 and $301, respectively, which were fully reimbursed by Penney Intermediate Holdings LLC as of the end of each corresponding Reporting Period.

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
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

The disaggregation of the Trust’s lease income as either fixed or variable lease income based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification ("ASC") Topic 842 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025		2024	2025	2024
Fixed lease income	$23,818		$24,854	$47,798	$50,038
Variable lease income (a)	962		497	1,931	1,001
Straight-line rental income, net (b)	(548)		(572)	(1,100)	(1,151)
Ground lease reimbursement income (c)	1,027		1,027	2,054	2,062
Other
Amortization of above and below market lease intangibles (d)	(731)		(582)	(1,463)	(1,143)
Lease income	$24,528	(e)	$25,224	$49,220	$50,807
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

As of June 30, 2025, undiscounted lease payments to be received under operating leases, excluding amounts resulting from CPI adjustments, for the next five years and thereafter are as follows:

Lease Payments
Period from July 1 to December 31, 2025	$47,205
2026	94,410
2027	94,410
2028	94,410
2029	94,410
Thereafter	1,038,513
Total	$1,463,358

The weighted average remaining lease term was approximately 15.5 years as of June 30, 2025.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Leases as Lessee

The Trust was originally assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. During the three months ended June 30, 2025, the Trust sold one Retail Property which was subject to a ground lease, and upon sale, the Trust assigned its interest as lessee of land. As of June 30, 2025, the Trust held an interest as lessee of land under 20 non-cancellable ground leases. The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised. All option terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease as of June 30, 2025.

The components of ground lease rent expense, which are included within “Operating expenses” in the accompanying consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of:
Above market ground lease intangibles	$(160)	$(160)	$(320)	$(320)
Below market ground lease intangibles	318	365	677	730
Right-of-use assets	250	252	502	504
Interest expense	1,040	1,038	2,079	2,077
Ground lease rent expense	$1,448	$1,495	$2,938	$2,991

There were no cash payments for ground lease rent expense as these payments are made by the tenant.

As of June 30, 2025, undiscounted future rental obligations to be paid under the long-term ground leases by Penney Intermediate Holdings LLC under the terms of the Master Lease on behalf of the Trust, including fixed rental increases for the next five years and thereafter, are as follows:

Lease Obligations
Period from July 1 to December 31, 2025	$2,061
2026	4,136
2027	4,195
2028	4,255
2029	4,334
Thereafter	211,543
Less imputed interest	(192,716)
Lease liabilities as of June 30, 2025	$37,808

The Trust’s long-term ground leases had a weighted average remaining lease term of 42.1 years and a weighted average discount rate of 11.0% as of June 30, 2025.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(5) COMMITMENTS AND CONTINGENCIES

Master Leases

Landlord Option Properties: On the Effective Date, the Retail Master Lease provided the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice. This option is limited (for the Trust, but not for future landlords) to eight Retail Properties in any lease year. During the six months ended June 30, 2025, no Retail Properties with landlord termination options were sold, and as of June 30, 2025, the Trust had sold 17 Landlord Option Properties, and there were six remaining Landlord Option Properties.

Tenant Option Properties: On the Effective Date, the Retail Master Lease provided Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties. This option is limited to no more than five Properties in any lease year. During the six months ended June 30, 2025, no Retail Properties with tenant termination options were sold, and as of June 30, 2025, the Trust had sold five Tenant Option Properties, and there was one remaining Tenant Option Property.

Substitution Options and Go Dark Rights: The Retail Master Lease provides Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease with respect to selected sub-performing properties upon replacement of such sub-performing properties with qualified replacement properties in accordance with the terms and conditions of the Retail Master Lease. Notwithstanding the foregoing, Penney Intermediate Holdings LLC shall only be entitled to exercise a substitution option (i) between the third and 15th anniversary of the commencement date of the Retail Master Lease and (ii) if the aggregate allocated base rent amounts for all Go Dark/Substitution Properties (as defined in the Retail Master Lease) during the applicable period (as described in the Retail Master Lease) is less than or equal to 15% of the aggregate first year’s base rent. The Retail Master Lease also provides Penney Intermediate Holdings LLC with the limited right to “go dark” (i.e., cease operations) at one or more Retail Properties in certain limited circumstances as set forth in the Retail Master Lease; provided that such right does not relieve Penney Intermediate Holdings LLC of its obligation to make any rent payments that are due and owing. As of June 30, 2025, Penney Intermediate Holdings LLC has not ceased operations at any of the Retail Properties.

Tenant Purchase Rights: On the Effective Date, the Master Leases contained preferential offer rights in favor of Penney Intermediate Holdings LLC with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable Penney Intermediate Holdings LLC, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified minimum price related to the preferential purchase price. As of June 30, 2025, 23 of these Retail Properties, of which five were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold. During the six months ended June 30, 2025, Penney Intermediate Holdings LLC exercised its right of first offer to purchase Retail Properties located in Pittsburgh, PA and Miami, FL, and both properties were sold in May 2025.

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

Significant Risks and Uncertainties

Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, fluctuations in interest rates, reduced consumer spending, labor shortages, supply chain disruptions, tariff policy uncertainty and global capital markets volatility pose increasing risks to the Company and the U.S. economy. The ongoing and potential future impacts of changes in trade relationships and tariff policies, as well as global conflicts, such as between Russia and Ukraine and in the Middle East, among others are also contributing to economic and geopolitical uncertainty. While we did not incur any disruptions to our lease income and occupancy during the six months ended June 30, 2025, as a result of these adverse political and economic conditions, credit markets or other events, we continue to closely monitor the impact of these factors as they may have a negative impact on our or Penney Intermediate Holdings LLC’s business.

Concentration of Credit Risk

As of June 30, 2025, all of the Properties were leased to Penney Intermediate Holdings LLC, and all of the Trust’s lease income was derived from the Master Leases (see Note 3). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of Penney Intermediate Holdings LLC, and Penney Intermediate Holdings LLC provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on Penney Intermediate Holdings LLC’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

As of June 30, 2025, the Trust's properties are located across 35 U.S. states and Puerto Rico. For the six months ended June 30, 2025, the Trust's lease income was concentrated in two states as follows: California 18.4% and Texas 13.9%. For the six months ended June 30, 2024, the Trust's lease income was concentrated in two states as follows: California 18.9% and Texas 13.1%.

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

Income Taxes

As of June 30, 2025 and December 31, 2024, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.

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

Recurring Fair Value Measurements

As of June 30, 2025 and December 31, 2024, the Trust did not hold any assets or liabilities that are measured at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

For the six months ended June 30, 2025 and 2024, the Trust did not remeasure any assets to fair value on a nonrecurring basis, and no impairment charges were recorded.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(7) SUBSEQUENT EVENTS

Subsequent to June 30, 2025, we paid monthly distributions to Certificateholders of $6,889 or $0.09 per certificate in July 2025. On August 7, 2025, we announced a distribution of $7,054 or $0.09 per certificate to be paid on August 11, 2025 to Certificateholders.

On July 18, 2025, the Trust obtained written consent by holders of a majority of the Trust's total interests, approving an amendment to the Trust's Trust Agreement to extend the Targeted Disposal Period contained in the Trust Agreement to January 30, 2026 and to change a provision relating to the information policy of the Trust. The Amendment was entered into on July 18, 2025, but will not be effective until August 18, 2025. On July 23, 2025, the Trust, through its subsidiaries, entered into the Agreement with the Buyer binding for the sale of all remaining Retail Properties for a price of $947 million. As of July 25, 2025, the Buyer had completed its due diligence and paid a non-refundable deposit. The Trust expects the transaction to close during the second half of 2025, subject to customary real estate closing conditions. The Agreement provides certain limited termination rights on a property-by-property basis in connection with purchase rights in favor of ground lessors or purchase rights pursuant to reciprocal easement agreements, certain title defects, casualty events, or condemnation proceedings. Due to the various conditions to closing, the Trust cannot make any assurances that the disposition of the Properties is certain.

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

Principal External Factors that Affect our Results of Operations

Inflation Risk, Tariffs and Economic Conditions

While the disruptions caused by the COVID-19 pandemic have largely subsided, the Trust and the broader U.S. economy continue to face risks from persistent inflation, interest rate uncertainty, reduced consumer spending, labor shortages, supply chain disruptions, the imposition of tariffs and volatility in the global capital markets. Ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others, as well as evolving governmental policies, particularly the imposition of tariffs are also contributing to heightened economic and geopolitical uncertainty. The recent broadening of international tariffs has already led to increased market volatility and may continue to affect economic conditions in the future. Downturns in the global economy and the increased tariffs could cause a decline in the demand for our tenant's products and our properties. Our operations could also be impacted by inflation and changes in interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2025 and 2024.

While we did not incur any disruptions to our lease income and occupancy during the six months ended June 30, 2025 and 2024 as a result of these adverse political and economic conditions, credit markets or other events, any of these events could materially adversely impact the Trust or Penney Intermediate Holdings LLC's business. The Trust continues to closely monitor economic, financial and social conditions, including the effects of inflation.

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

Executive Summary

Copper Property CTL Pass Through Trust exists for the sole purpose of collecting rent, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of June 30, 2025, we owned 119 retail operating properties, 20 of which are encumbered by ground leases, across 35 U.S. states and Puerto Rico representing 15.7 million square feet of leasable space. There were two retail operating property dispositions during the six months ended June 30, 2025.

The following table summarizes our portfolio as of June 30, 2025:

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for the six months ended June 30, 2025		Lease income as % of total	Lease income for the six months ended June 30, 2024		Lease income as % of total
CA	15	4	19	2,791	9,072		18.7%	8,889		18.6%
TX	17	4	21	2,147	6,817		14.0%	6,669		14.0%
FL	6	—	6	848	3,120		6.4%	3,049		6.4%
NJ	4	—	4	702	2,283		4.7%	2,251		4.7%
NY	1	2	3	469	2,234		4.6%	2,218		4.7%
IL	5	—	5	846	2,125		4.4%	2,080		4.4%
WA	2	1	3	506	1,836		3.8%	1,800		3.8%
NV	2	1	3	438	1,789		3.7%	1,749		3.7%
MI	6	—	6	863	1,772		3.6%	1,734		3.6%
AZ	4	—	4	492	1,770		3.6%	1,734		3.6%
OH	5	—	5	645	1,599		3.3%	1,563		3.3%
PA	3	—	3	373	1,256		2.6%	1,229		2.6%
KY	1	1	2	251	960		2.0%	941		2.0%
NM	2	—	2	266	957		2.0%	936		2.0%
CO	1	1	2	263	897		1.8%	885		1.9%
Other	25	6	31	3,781	10,132		20.8%	9,937		20.7%

Total Retail	99	20	119	15,681	$48,619	(a)	100%	$47,664	(a)	100%

(a) For the six months ended June 30, 2025 and 2024, lease income recognized from the portfolio as of June 30, 2025 consists of the following:

	Six Months Ended June 30,
	2025	2024
Base rent	$49,112	$48,149
Straight-line rental income	(1,086)	(1,086)
Amortization of above and below market lease	(1,460)	(1,460)
Ground lease reimbursement income	2,053	2,061
Lease income	$48,619	$47,664

Company Highlights — Six Months Ended June 30, 2025
Acquisitions
We had no acquisition activity during the six months ended June 30, 2025 and 2024.

Dispositions

The following table summarizes the disposition activity during the six months ended June 30, 2025:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
5/23/25	Miami, FL	Retail	Ground Leasehold	191	$15,576	$15,147	$6,234
5/23/25	Pittsburgh, PA	Retail	Fee Simple	182	5,260	5,080	(110)
				373	$20,836	$20,227	$6,124

For the six months ended June 30, 2025, net gain on sales of investment properties was $6,124.

The following table summarizes the disposition activity during the six months ended June 30, 2024:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
3/15/24	Transnational Portfolio (1)	Retail	Fee Simple	302	$16,459	$16,096	$1,497
6/10/24	Roseville, CA	Retail	Fee Simple	167	13,364	13,113	1,029
				469	$29,823	$29,209	$2,526
(1) Portfolio comprised of three Retail Properties located in Newnan, GA, Aurora, CO and Kissimmee, FL.

During the six months ended June 30, 2024, net gain on sales of investment properties was $2,450, which includes (i) $154 of selling expenses from prior period dispositions, (ii) a gain of $78 in proceeds released from escrow due to a disposition that occurred in December 2022 and (iii) a gain of $2,526 from the disposition of Retail Properties as noted in the table above.

Leasing Activity

There was no leasing activity during the six months ended June 30, 2025 and 2024.

Capital Markets
There was no capital markets activity during the six months ended June 30, 2025 and 2024.

Distributions
We paid distributions to the Certificateholders of $78,647 or $1.05 per certificate during the six months ended June 30, 2025 and $65,518 or $0.87 per certificate during the six months ended June 30, 2024. Subsequent to June 30, 2025, on July 10, 2025, we paid monthly distributions to Certificateholders of $6,889 or $0.09 per certificate. Subsequent to June 30, 2025, on August 7, 2025, we announced a distribution of $7,054 or $0.09 per certificate to be paid on August 11, 2025 to Certificateholders.

Results of Operations

Comparison of three and six months ended June 30, 2025 to the three and six months ended June 30, 2024

For the three months ended June 30, 2025, net income attributable to Certificateholders was $22,216 or $0.30 per Certificate, as compared to $17,883 or $0.24 per Certificate for the corresponding period in 2024.

For the six months ended June 30, 2025, net income attributable to Certificateholders was $38,267 or $0.51 per Certificate, as compared to $35,651 or $0.48 per Certificate for the corresponding period in 2024.

The following describes the changes on the Trust’s consolidated statements of operations that affected net income attributable to Certificateholders during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024:

Lease income - The net decrease in lease income of $696 and $1,587 for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024, is due to the disposition of eleven Retail Properties between January 1, 2024 and June 30, 2025, partially offset by the CPI adjustment of base rent as of December 7, 2024.

Operating expenses - The net decrease in operating expenses of $14 and $93 for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024, is primarily due to decreases in: (i) management fees paid to the Manager and (ii) ground lease rent expense resulting from the disposition of one Retail Property with a ground lease in May 2025.

Depreciation and amortization - The decrease in depreciation and amortization of $318 and $646 for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024, is due to the disposition of eleven Retail Properties between January 1, 2024 and June 30, 2025.

General and administrative expenses - The increase in general and administrative expenses of $220 and $48 for the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, is primarily due to increases in legal fees related to various Trust Amendments, partially offset by decreases in other professional fees.

Gain on sales of investment properties, net - During the six months ended June 30, 2025, there were two dispositions of Retail Properties, resulting in a net gain of $6,124. During the six months ended June 30, 2024, there were four dispositions of Retail Properties which resulted in a net gain of $2,450, which included net losses of $76 related to prior period sales.

Other income - Other income consists of interest income earned on investments in money market instruments. For the three and six months ended June 30, 2025, the decrease in other income of $105 and $162, respectively, as compared to the corresponding periods in 2024, is due to a decrease in interest income earned by the Trust.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$22,216	$17,883	$38,267	$35,651
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	4,365	4,683	8,794	9,440
Gain on sales of investment properties, net	(6,124)	(1,102)	(6,124)	(2,450)
Straight-line rental income, net	548	572	1,100	1,151
Amortization of above and below market lease intangibles, net	731	582	1,463	1,143
Interest income	(260)	(365)	(523)	(685)
Non-cash ground rent expense, net	1,448	1,495	2,938	2,991
Non-cash ground lease reimbursement income	(1,027)	(1,027)	(2,054)	(2,062)
NOI	$21,897	$22,721	$43,861	$45,179

The decrease in NOI of $1,318 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, is due to (i) a decrease in lease income of $2,240 resulting from the disposition of eleven Retail Properties between January 1, 2024 and June 30, 2025 and (ii) an increase in general and administrative expenses of $48; partially offset by (iii) an increase in lease income of $930 due to the CPI adjustment of base rent in December 2024 and (iv) a net decrease in operating expenses of $40.

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

The following table presents a reconciliation of net income to FFO and Operating FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$22,216	$17,883	$38,267	$35,651
Depreciation and amortization of real estate	4,365	4,683	8,794	9,440
Gain on sales of investment properties, net	(6,124)	(1,102)	(6,124)	(2,450)
FFO	$20,457	$21,464	$40,937	$42,641

FFO per certificate outstanding – basic and diluted	$0.27	$0.29	$0.55	$0.57

FFO	$20,457	$21,464	$40,937	$42,641
Dead deal costs	—	137	6	140
Operating FFO	$20,457	$21,601	$40,943	$42,781

Operating FFO per certificate outstanding – basic and diluted	$0.27	$0.29	$0.55	$0.57

The decrease in FFO of $1,704 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, is primarily due to:

•a net decrease in lease related income of $2,517 resulting from the disposition of eleven Retail Properties;
•a decrease in interest income of $162; and
•a net increase in general and administrative expenses of $48; partially offset by
•an increase in lease income of $930 due to the CPI adjustment of base rent in December 2024; and
•a net decrease of operating expenses of $93.

The decrease in Operating FFO of $1,838 for the six months ended June 30, 2025, as compared to six months ended June 30, 2024 is primarily due to:
•a net decrease in lease related income of $2,517 resulting from the disposition of eleven Retail Properties;
•a decrease in interest income of $162; partially offset by
•an increase in lease income of $930 due to the CPI adjustment of base rent in December 2024; and
•net decreases of general and administrative expenses and operating expenses of $182 and $93, respectively.

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

As of June 30, 2025 and December 31, 2024, we had $34,986 and $51,886, respectively, of cash and cash equivalents. The Trust has adopted a policy to maintain its cash equivalents in a government money market fund administered by a major bulge bracket investment banking firm which invests its assets only in (i) cash and (ii) securities issued or guaranteed by the United States or certain U.S. government agencies and having a weighted average life and weighted average maturity of no more than 120 days and 60 days, respectively. Each of these government money market funds is managed to maintain a stable net asset value, thereby eliminating principal risk.

Debt Maturities

We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of June 30, 2025 and December 31, 2024.

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

We paid distributions to the Certificateholders of $78,647 or $1.05 per certificate during the six months ended June 30, 2025, and $65,518 or $0.87 per certificate during the six months ended June 30, 2024. Subsequent to June 30, 2025, in July 2025, we paid monthly distributions to Certificateholders of $6,889 or $0.09 per certificate. On August 7, 2025, we announced a distribution of $7,054 or $0.09 per certificate to be paid on August 11, 2025 to Certificateholders.

Dispositions

Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the six months ended June 30, 2025 and 2024, included in the amount we paid to Certificateholders was $34,706 and $20,064, respectively, of aggregate net sales proceeds.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the tenant under the Master Leases and should otherwise be met with cash flows from operations.

Summary of Cash Flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$41,520	$45,315
Net cash provided by investing activities	20,227	29,209
Net cash used in financing activities	(78,647)	(65,518)
Change in cash, cash equivalents and restricted cash	(16,900)	9,006
Cash, cash equivalents and restricted cash, at beginning of period	51,886	38,026
Cash, cash equivalents and restricted cash, at end of period	$34,986	$47,032

Cash Flows from Operating and Investing Activities

Net cash provided by operating activities for the six months ended June 30, 2025 was $41,520, as compared to $45,315 for the six months ended June 30, 2024. The decrease of $3,795 is primarily due to a decrease in NOI resulting from (i) a decrease in lease income due to the disposition of eleven Retail Properties between January 1, 2024 and June 30, 2025 and (ii) an increase in sale related legal costs.

Investing activities solely consists of proceeds from sales of investment properties. There were two dispositions during the six months ended June 30, 2025, and cash flows from investing activities were $20,227 for this period. There were four dispositions during the six months ended June 30, 2024, and cash flows from investing activities were $29,209 for this period.

During the six months ended June 30, 2025, total net cash provided by operating and investing activities was $61,747, however, $78,647 was distributed to Certificateholders, of which $24,219 were distributions of cash flows from operating and investing activities received during December 2024.

Management believes that cash flows from operations and sales of investment properties and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2025 was $78,647, as compared to $65,518 for the six months ended June 30, 2024. Financing activities for both Reporting Periods consisted of distributions paid to Certificateholders.

Contractual Obligations

As of June 30, 2025, we have 20 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of June 30, 2025:

Payments due by period
Period from July 1 to December 31, 2025	$2,061
2026	4,136
2027	4,195
2028	4,255
2029	4,334
Thereafter	211,543
Less imputed interest	(192,716)
Lease liabilities as of June 30, 2025	$37,808

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our 2024 Annual Report on 10-K, as amended, contains a description of our critical accounting policies, including those relating to the impairment of long-lived assets. For the six months ended June 30, 2025, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements

None.

Subsequent Events

Subsequent to June 30, 2025, in July 2025, we paid monthly distributions to Certificateholders of $6,889 or $0.09 per certificate. On August 7, 2025, we announced a distribution of $7,054 or $0.09 per certificate to be paid on August 11, 2025 to Certificateholders.

On July 18, 2025, the Trust obtained written consent by holders of a majority of the Trust's total interests, approving an amendment to the Trust's Trust Agreement to extend the Targeted Disposal Period contained in the Trust Agreement to January 30, 2026 and to change a provision relating to the information policy of the Trust. On July 23, 2025, the Trust, through its subsidiaries, entered into an amendment that made its purchase and sale agreement (as amended, the "Agreement") with an unrelated third party ("Buyer") binding for the sale of all remaining Retail Properties for a price of $947 million. As of July 25, 2025, the Buyer had completed its due diligence and paid a non-refundable deposit. The Trust expects the transaction to close during the second half of 2025, subject to customary real estate closing conditions. The Agreement provides certain limited termination rights on a property-by-property basis in connection with purchase rights in favor of ground lessors or purchase rights pursuant to reciprocal easement agreements, certain title defects, casualty events, or condemnation proceedings. Due to the various conditions to closing, the Trust cannot make any assurances that the disposition of the Properties is certain.

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

As of June 30, 2025, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. Neither the Trust nor any of its subsidiaries are currently a party as plaintiff or defendant to and none of our properties are the subject of any pending legal proceedings that we believe to be material or that individually or in the aggregate would be expected to have a material effect on our business, financial condition or results of operations if determined adversely to us. We are not aware of any similar proceedings that are contemplated by governmental authorities. See Note 5 in the notes to consolidated financial statements for further discussion.

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2024, aside from the risk factor included below:

Inflation, tariffs and economic conditions may increase our operating and capital costs.

In 2022, inflationary pressures resulting from COVID-19 relief and aid programs, supply chain constraints and generally improved economic conditions increased our costs for third-party compensation and other costs necessary to operate our business. The general economy in 2022 was also affected by the war in Ukraine and the associated increase in energy costs. While the global inflation rate began to ease somewhat in 2023 and 2024 as a result of central bank policy tightening, core inflation remains persistent. As a result of the decline in global inflation, the U.S. Federal Reserve cut the federal funds rate three times in 2024 by a total of 100 basis points. However, the U.S. Federal Reserve held rates steady in their May and July 2025 meetings. and it is uncertain whether any interest rate cuts will occur in 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no executive officer of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K. Furthermore, the executive officers of the Trust do not and are not permitted to, directly or indirectly, own any of the Trust Certificates.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1
Amendment No. 3 to Amended and Restated Pass-Through Trust Agreement, dated as of July 18, 2025, between Copper BidCo LLC, as beneficiary, and GLAS Trust Company LLC, as trustee. (Incorporated herein by reference to Annex A of the Company's Notice of Certificateholders Action by Written Consent on Schedule 14C (filed with the Commission on July 29, 2025 (File No. 000-56236)).

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
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	August 8, 2025

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	August 8, 2025