Form 10-Q
period 2025-09-30
Copper Property CTL Pass Through Trust
filed 2025-11-10
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands except certificate amounts)

	As of September 30, 2025	As of December 31, 2024
Assets
Investment properties:
Land and improvements	$358,365	$368,586
Building and other improvements	440,356	457,285
	798,721	825,871
Less: accumulated depreciation	(60,366)	(52,104)
Net investment properties	738,355	773,767
Cash and cash equivalents	48,906	51,886
Accounts receivable	32,584	35,366
Lease intangible assets, net	172,747	191,262
Right-of-use lease assets, net	77,268	83,428
Other assets, net	4,633	541
Total assets	$1,074,493	$1,136,250

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$4,378	$3,011
Lease intangible liabilities, net	67,288	73,205
Lease liabilities	37,821	37,795
Other liabilities	10,065	8,351
Total liabilities	119,552	122,362

Commitments and contingencies (Note 5)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(997,179)	(938,232)
Total equity	954,941	1,013,888
Total liabilities and equity	$1,074,493	$1,136,250

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Lease income	$24,207	$24,995	$73,426	$75,802

Expenses:
Operating expenses	2,998	2,954	9,206	9,257
Depreciation and amortization	4,347	4,572	13,142	14,011
Provision for impairment of investment properties	10,671	2,081	10,671	2,081
General and administrative expenses	3,408	1,143	6,005	3,692
Total expenses	21,424	10,750	39,024	29,041

Other income:
(Loss) gain on sales of investment properties, net	(1,851)	1,866	4,273	4,316
Other income	358	332	882	1,017
Total other (loss) income	(1,493)	2,198	5,155	5,333

Net income	$1,290	$16,443	$39,557	$52,094

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.02	$0.22	$0.53	$0.69
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Three Months Ended September 30, 2024	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of July 1, 2024	75,000,000	$1,952,120	$(888,165)	$1,063,955
Net income	—	—	16,443	16,443
Distributions paid to Certificateholders ($0.48 per certificate)	—	—	(36,335)	(36,335)
Balance as of September 30, 2024	75,000,000	$1,952,120	$(908,057)	$1,044,063

Three Months Ended September 30, 2025	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of July 1, 2025	75,000,000	$1,952,120	$(978,612)	$973,508
Net income	—	—	1,290	1,290
Distributions paid to Certificateholders ($0.26 per certificate)	—	—	(19,857)	(19,857)
Balance as of September 30, 2025	75,000,000	$1,952,120	$(997,179)	$954,941

Nine Months Ended September 30, 2024	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2024	75,000,000	$1,952,120	$(858,298)	$1,093,822
Net income	—	—	52,094	52,094
Distributions paid to Certificateholders ($1.36 per certificate)	—	—	(101,853)	(101,853)
Balance as of September 30, 2024	75,000,000	$1,952,120	$(908,057)	$1,044,063

Nine Months Ended September 30, 2025	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2025	75,000,000	$1,952,120	$(938,232)	$1,013,888
Net income	—	—	39,557	39,557
Distributions paid to Certificateholders ($1.31 per certificate)	—	—	(98,504)	(98,504)
Balance as of September 30, 2025	75,000,000	$1,952,120	$(997,179)	$954,941

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$39,557	$52,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,142	14,011
Provision for impairment of investment properties	10,671	2,081
Straight-line rental income, net	1,640	1,719
Amortization of above/below market leases, net	2,177	1,760
Gain (loss) on sales of investment of properties, net	(4,273)	(4,316)
Changes in assets and liabilities:
Changes in accounts receivable	48	—
Changes in other assets	(3,945)	(546)
Changes in right-of-use lease assets	1,267	1,370
Changes in accounts payable and accrued expenses	1,223	685
Changes in lease liabilities	38	28
Changes in other liabilities	(286)	(260)
Net cash provided by operating activities	61,259	68,626

Cash flows from investing activities:
Proceeds from sales of investment properties and deposits received	34,265	41,316
Net cash provided by investing activities	34,265	41,316

Cash flows from financing activities:
Distributions paid to Certificateholders	(98,504)	(101,853)
Net cash used in financing activities	(98,504)	(101,853)

Net change in cash and cash equivalents	(2,980)	8,089
Cash and cash equivalents, at beginning of period	51,886	38,026
Cash and cash equivalents, at end of period	$48,906	$46,115

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

As of September 30, 2025, the real estate portfolio consists of 117 Retail Properties, of which 20 are encumbered by ground leases, in the United States (the "U.S.") across 35 states and Puerto Rico, and comprise 15.5 million square feet of leasable space.

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

Subject to the following sentence, the Trust shall terminate no later than January 30, 2026. If upon this date, the Trust owns any Retail Properties, the Manager (defined below) may take action, with the consent of the majority of the Certificateholders, to (a) extend the Trust for a fixed period to facilitate the complete liquidation of the properties; or (b) to convert one or more PropCos to a real estate investment trust (or "REIT") and take action to list the securities of such PropCos on an internationally-recognized stock exchange. The Trust had a Targeted Disposal Period ending on July 31, 2025 for the sale of all of its properties. On July 18, 2025, the Trust obtained written consent by holders of a majority of the Trust's total interests, approving an amendment, effective August 18, 2025,

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

to the Trust's Trust Agreement to extend the Targeted Disposal Period contained in the Trust Agreement to January 30, 2026 and to change a provision relating to the information policy of the Trust.

GLAS Trust Company, LLC serves as the Trust's independent third-party trustee (the "Trustee") pursuant to the terms of the Trust Agreement, performs trust administration duties, including treasury management and certificate administration, and earns trustee fees. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly. For both the three and nine months ended September 30, 2025 and 2024, the Trust incurred trustee fees of $25 and $75, respectively.

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

The Trust incurred Base Fees of $4,264 and $4,381 for the nine months ended September 30, 2025 and 2024, respectively, and $1,405 and $1,446 for the three months ended September 30, 2025 and 2024, respectively, which are included in “Operating expenses” on the accompanying consolidated statements of operations, of which $464 and $482 as of September 30, 2025 and 2024, respectively, were included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

For the three months ended September 30, 2025 and 2024, the Trust incurred Asset Management Fees of $52 and $61, respectively, and for the nine months ended September 30, 2025 and 2024, the Trust incurred Asset Management Fees of $82 and $216, respectively, which are included in “(Loss) gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

Purchase and Sale Agreement

On July 23, 2025, the Trust, through its subsidiaries, entered into an amendment to its purchase and sale agreement (as amended, the "Agreement") with an unrelated third party ("Buyer") which made the Agreement binding for the sale of all remaining Retail Properties for a price of $947 million. By July 25, 2025, the Buyer had completed its due diligence and paid a non-refundable deposit. A redacted copy of the Agreement and all amendments are attached as Exhibits 10.1 to 10.3 hereto, and the terms are incorporated by reference herein.

On September 4, 2025, the Trust completed the sale of two properties in accordance with right of first refusals (ROFR) in favor of adjoining property owners. The total purchase price for the two properties was equal to the $12.4 million total amount allocated under the Agreement for those properties. Accordingly, an adjustment to the purchase price under the Agreement in the amount of $12.4 million was made to bring the total purchase price under the Agreement to $935 million. On September 8, 2025, the Trust entered into a second amendment to the Agreement to extend the scheduled closing date from September 8, 2025 to October 8, 2025.

Subsequent to September 30, 2025, on November 7, 2025, pursuant to the terms of the Agreement, the scheduled closing date was extended to December 8, 2025 to allow sufficient time to complete all steps required for closing. The Trust strongly believes that all conditions for closing as required by the terms of the Agreement will be satisfied, and that closing will occur in accordance with the terms of the Agreement.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

The accompanying consolidated financial statements include the accounts of the Trust, as well as all wholly owned subsidiaries of the Trust. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements include the quarterly periods ended September 30, 2025 and 2024 (the “Reporting Periods”) and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted in accordance with such rules and regulations. The information presented in the accompanying consolidated financial statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Amounts as of December 31, 2024 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all annual disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the Trust's Annual Report on Form 10-K, as amended, for the year ended December 31, 2024 (the "10-K"), as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these consolidated financial statements. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025.

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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(3) INVESTMENT PROPERTIES

Held for Sale and Other Accounting Considerations

As of September 30, 2025, the Trust concluded that it is probable that the sale transaction for all Retail Properties pursuant to the Agreement will occur, and therefore all Retail Properties meet held for sale criteria. This conclusion was based on the evaluation of the Trust and Buyer's progress made toward closing the sale transaction and the specific facts and circumstances as of that date. Because the sale transaction represents the sale of all of the remaining real estate investments of the Trust, assets and liabilities have not been presented as held for sale on the accompanying consolidated balance sheets. Additionally, the income statement does not reflect discontinued operations because post sale the Trust will have no remaining operating assets. The only assets and liabilities that will remain on the balance sheet post sale are cash and cash equivalents and certain accounts payable and accrued expenses. Given that the Trust was designed to sell all of its assets in an orderly fashion, the Trust has not and will not adopt liquidation accounting.

The Trust recognized an impairment charge of $10,671 based on its estimate of the fair value of the assets and liabilities associated with investment properties held for sale, less anticipated costs to sell.

As of December 31, 2024, there were no properties classified as held for sale.

Lease Intangibles

Amortization of lease intangible assets and lease intangible liabilities for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of:
In-place lease intangibles	$1,086	$1,148	$3,284	$3,510
Above market lease intangibles	1,817	1,881	$5,522	$5,679
Below market lease intangibles	1,103	1,264	$3,345	$3,919

Dispositions

The following table summarizes the disposition activity during the nine months ended September 30, 2025:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
5/23/25	Miami, FL	Retail	Ground Leasehold	191	$15,576	$15,147	$6,230
5/23/25	Pittsburgh, PA	Retail	Fee Simple	182	5,260	5,080	(110)
9/4/2025	New Braunfels, TX	Retail	Fee Simple	104	4,942	4,820	(1,391)
9/4/2025	Houston, TX	Retail	Fee Simple	104	7,412	7,218	(456)
				581	$33,190	$32,265	$4,273

For the three months ended September 30, 2025, loss on sales of investment properties was $1,851, which includes $4 of selling expenses from the May 2025 disposition of the Retail Property located in Miami, FL and $1,847 from the disposition of Retail Properties in September 2025 as noted in the table above. For the nine months ended September 30, 2025, net gain on sales of investment properties was $4,273 as noted in the table above.

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
(1) Portfolio comprised of three Retail Properties located in Newnan, GA, Aurora, CO and Kissimmee, FL.

For the three months ended September 30, 2024, gain on sales of investment properties was $1,866, which includes $3 of selling expenses from the September 2024 disposition of the Retail Property located in Miami, FL. For the nine months ended September 30, 2024, net gain on sales of investment properties was $4,316, which includes (i) $154 of selling expenses from prior period dispositions, (ii) a gain of $78 in proceeds released from escrow due to a disposition that occurred in December 2022 and (iii) a gain of $4,392 from the disposition of Retail Properties as noted in the table above.

The dispositions completed during the nine months ended September 30, 2025 and 2024 did not qualify for discontinued operations treatment and are not considered individually significant.

Impairment of Investment Properties

For the nine months ended September 30, 2025, the Trust recognized an impairment charge of $10,671 based on its estimate of the fair value of the assets and liabilities associated with investment properties held for sale, less anticipated costs to sell, based on the contracted sale price for the portfolio (see Note 1).

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

The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by Penney Intermediate Holdings LLC and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by Penney Intermediate Holdings LLC are not included in the accompanying consolidated statements of operations, except for ground lease payments made by Penney Intermediate Holdings LLC, since recording cash payments made by Penney Intermediate Holdings LLC is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by Penney Intermediate Holdings LLC of $3,080 and $3,089 for the nine months ended September 30, 2025 and 2024, respectively, were paid directly to the ground lessor by Penney

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Intermediate Holdings LLC and were included in “Lease income” in the accompanying consolidated statements of operations.

As of September 30, 2025, lease payments of $8,050 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and will be recognized as lease income in October 2025. As of December 31, 2024, lease payments of $8,316 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and were recognized as lease income in January 2025. The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statements of operations. During the Reporting Periods, there was no uncollectible lease income.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by Penney Intermediate Holdings LLC to the Trust in accordance with the terms of the Master Lease, and are presented net of reimbursement from Penney Intermediate Holdings LLC on the consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, the Trust remitted sales and use taxes of $256 and $394, respectively, which were fully reimbursed by Penney Intermediate Holdings LLC as of the end of each corresponding Reporting Period.

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
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

The disaggregation of the Trust’s lease income as either fixed or variable lease income based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification ("ASC") Topic 842 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed lease income	$23,485	$24,660	$71,283	$74,698
Variable lease income (a)	949	493	2,880	1,494
Straight-line rental income, net (b)	(540)	(568)	(1,640)	(1,719)
Ground lease reimbursement income (c)	1,027	1,027	3,080	3,089
Other
Amortization of above and below market lease intangibles (d)	(714)	(617)	(2,177)	(1,760)
Lease income	$24,207	$24,995	$73,426	$75,802
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

As of September 30, 2025, undiscounted lease payments to be received under operating leases, excluding amounts resulting from CPI adjustments, for the next five years and thereafter are as follows:

Lease Payments
Period from October 1 to December 31, 2025	$23,603
2026	94,410
2027	94,410
2028	94,410
2029	94,410
2030	94,410
Thereafter	944,103
Total	$1,439,756

The weighted average remaining lease term was approximately 15.3 years as of September 30, 2025.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Leases as Lessee

The Trust was originally assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. During the nine months ended September 30, 2025, the Trust sold one Retail Property which was subject to a ground lease, and upon sale, the Trust assigned its interest as lessee of land. As of September 30, 2025, the Trust held an interest as lessee of land under 20 non-cancellable ground leases. The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised. All option terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease as of September 30, 2025.

The components of ground lease rent expense, which are included within “Operating expenses” in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of:
Above market ground lease intangibles	$(160)	$(160)	$(480)	$(480)
Below market ground lease intangibles	318	365	995	1,095
Right-of-use assets	250	251	752	755
Interest expense	1,040	1,039	3,119	3,116
Ground lease rent expense	$1,448	$1,495	$4,386	$4,486

There were no cash payments for ground lease rent expense as these payments are made by the tenant.

As of September 30, 2025, undiscounted future rental obligations to be paid under the long-term ground leases by Penney Intermediate Holdings LLC under the terms of the Master Lease on behalf of the Trust, including fixed rental increases for the next five years and thereafter, are as follows:

Lease Obligations
Period from October 1 to December 31, 2025	$1,035
2026	4,136
2027	4,195
2028	4,255
2029	4,334
2030	4,327
Thereafter	207,216
Less imputed interest	(191,677)
Lease liabilities as of September 30, 2025	$37,821

The Trust’s long-term ground leases had a weighted average remaining lease term of 41.6 years and a weighted average discount rate of 11.0% as of September 30, 2025.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(5) COMMITMENTS AND CONTINGENCIES

Master Leases

Landlord Option Properties: On the Effective Date, the Retail Master Lease provided the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice. This option is limited (for the Trust, but not for future landlords) to eight Retail Properties in any lease year. During the nine months ended September 30, 2025, no Retail Properties with landlord termination options were sold, and as of September 30, 2025, the Trust had sold 17 Landlord Option Properties, and there were six remaining Landlord Option Properties.

Tenant Option Properties: On the Effective Date, the Retail Master Lease provided Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties. This option is limited to no more than five Properties in any lease year. During the nine months ended September 30, 2025, no Retail Properties with tenant termination options were sold, and as of September 30, 2025, the Trust had sold five Tenant Option Properties, and there was one remaining Tenant Option Property.

Substitution Options and Go Dark Rights: The Retail Master Lease provides Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease with respect to selected sub-performing properties upon replacement of such sub-performing properties with qualified replacement properties in accordance with the terms and conditions of the Retail Master Lease. Notwithstanding the foregoing, Penney Intermediate Holdings LLC shall only be entitled to exercise a substitution option (i) between the third and 15th anniversary of the commencement date of the Retail Master Lease and (ii) if the aggregate allocated base rent amounts for all Go Dark/Substitution Properties (as defined in the Retail Master Lease) during the applicable period (as described in the Retail Master Lease) is less than or equal to 15% of the aggregate first year’s base rent. The Retail Master Lease also provides Penney Intermediate Holdings LLC with the limited right to “go dark” (i.e., cease operations) at one or more Retail Properties in certain limited circumstances as set forth in the Retail Master Lease; provided that such right does not relieve Penney Intermediate Holdings LLC of its obligation to make any rent payments that are due and owing. As of September 30, 2025, Penney Intermediate Holdings LLC has not ceased operations at any of the Retail Properties.

Tenant Purchase Rights: On the Effective Date, the Master Leases contained preferential offer rights in favor of Penney Intermediate Holdings LLC with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable Penney Intermediate Holdings LLC, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified minimum price related to the preferential purchase price. As of September 30, 2025, 23 of these Retail Properties, of which five were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold. During the nine months ended September 30, 2025, Penney Intermediate Holdings LLC exercised its right of first offer to purchase Retail Properties located in Pittsburgh, PA and Miami, FL, and both properties were sold in May 2025.

Lockout Periods: The Trust agreed not to deliver notice to Penney Intermediate Holdings LLC formally commencing the sales process at those Properties subject to the Tenant Purchase Rights prior to the dates specified in the applicable Master Lease for such Properties. All lockout periods with respect to the Tenant Purchase Rights for the 70 Retail Properties have expired.

As discussed in Note 1, the Trust has entered into an Agreement for the sale of all remaining Retail Properties. Pursuant to the terms of the Agreement, the Properties are subject to the Retail Master Lease and Penney Intermediate Holdings LLC's right as tenant under the Retail Master Lease, including those rights noted above.

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

Significant Risks and Uncertainties

Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, fluctuations in interest rates, reduced consumer spending, labor shortages, supply chain disruptions, tariff policy uncertainty and global capital markets volatility pose increasing risks to the Company and the U.S. economy. The ongoing and potential future impacts of changes in trade relationships and tariff policies, as well as global conflicts, such as between Russia and Ukraine and in the Middle East, among others are also contributing to economic and geopolitical uncertainty. While we did not incur any disruptions to our lease income and occupancy during the nine months ended September 30, 2025, as a result of these adverse political and economic conditions, credit markets or other events, we continue to closely monitor the impact of these factors as they may have a negative impact on our or Penney Intermediate Holdings LLC’s business.

Concentration of Credit Risk

As of September 30, 2025, all of the Properties were leased to Penney Intermediate Holdings LLC, and all of the Trust’s lease income was derived from the Master Leases (see Note 3). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of Penney Intermediate Holdings LLC, and Penney Intermediate Holdings LLC provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on Penney Intermediate Holdings LLC’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

As of September 30, 2025, the Trust's properties are located across 35 U.S. states and Puerto Rico. For the nine months ended September 30, 2025, the Trust's lease income was concentrated in two states as follows: California 18.6% and Texas 12.4%. For the nine months ended September 30, 2024, the Trust's lease income was concentrated in two states as follows: California 18.7% and Texas 13.2%.

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

Income Taxes

As of September 30, 2025 and December 31, 2024, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.

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

Recurring Fair Value Measurements

As of September 30, 2025 and December 31, 2024, the Trust did not hold any assets or liabilities that are measured at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

For the nine months ended September 30, 2025, the Trust recognized an impairment charge of $10,671 based on its estimate of the fair value of the assets and liabilities associated with investment properties held for sale, less anticipated costs to sell, based on the contracted sale price for the portfolio (see Note 1). The Trust determined that its valuation of these investments was classified within Level 2 of the fair value hierarchy.

For the nine months ended September 30, 2024, the Trust recognized an impairment charge of $2,081 in order to adjust the carrying value of a Retail Property located in Cherry Hill, New Jersey to its estimated fair value of $4,804 based on a sales contract with an unrelated third party. The Trust determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

(7) SUBSEQUENT EVENTS

Subsequent to September 30, 2025, on October 10, 2025 we paid monthly distributions to Certificateholders of $17,581 or $0.23 per certificate. On November 6, 2025, we announced a distribution of $5,500 or $0.07 per certificate to be paid on November 10, 2025 to Certificateholders.

On November 7, 2025, the scheduled closing date for the sale of all Retail Properties was extended to December 8, 2025. The Trust strongly believes that all conditions for closing as required by the terms of the Agreement will be satisfied, and that closing will occur in accordance with the terms of the Agreement.

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

Principal External Factors that Affect our Results of Operations

Inflation Risk, Tariffs and Economic Conditions

While the disruptions caused by the COVID-19 pandemic have largely subsided, the Trust and the broader U.S. economy continue to face risks from persistent inflation, interest rate uncertainty, reduced consumer spending, labor shortages, supply chain disruptions, the imposition of tariffs and volatility in the global capital markets. Ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others, as well as evolving governmental policies, particularly the imposition of tariffs are also contributing to heightened economic and geopolitical uncertainty. The recent broadening of international tariffs has already led to increased market volatility and may continue to affect economic conditions in the future. Downturns in the global economy and the increased tariffs could cause a decline in the demand for our tenant's products and our properties. Our operations could also be impacted by inflation and changes in interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2025 and 2024.

While we did not incur any disruptions to our lease income and occupancy during the nine months ended September 30, 2025 and 2024 as a result of these adverse political and economic conditions, credit markets or other events, any of these events could materially adversely impact the Trust or Penney Intermediate Holdings LLC's business. The Trust continues to closely monitor economic, financial and social conditions, including the effects of inflation.

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

Executive Summary

Copper Property CTL Pass Through Trust exists for the sole purpose of collecting rent, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of September 30, 2025, we owned 117 retail operating properties, 20 of which are encumbered by ground leases, across 35 U.S. states and Puerto Rico representing 15.5 million square feet of leasable space. The number of retail operating properties decreased from 121 as of December 31, 2024 as result of four dispositions in 2025.

As of September 30, 2025, all remaining retail operating properties, including those encumbered by ground leases, met the criteria for being accounted for as held for sale. The following table summarizes our portfolio as of September 30, 2025:

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for the nine months ended September 30, 2025		Lease income as % of total	Lease income for the nine months ended September 30, 2024		Lease income as % of total
CA	15	4	19	2,791	13,549		19.0%	13,334		18.9%
TX	15	4	19	1,938	9,020		12.7%	8,981		12.7%
FL	6	—	6	848	4,615		6.5%	4,574		6.5%
NJ	4	—	4	702	3,424		4.8%	3,376		4.8%
NY	1	2	3	469	3,351		4.7%	3,327		4.7%
IL	5	—	5	845	3,158		4.4%	3,120		4.4%
WA	2	1	3	506	2,745		3.9%	2,700		3.8%
AZ	4	—	4	492	2,648		3.7%	2,601		3.7%
NV	2	1	3	438	2,647		3.7%	2,623		3.7%
MI	6	—	6	863	2,637		3.7%	2,601		3.7%
OH	5	—	5	645	2,367		3.3%	2,344		3.3%
PA	3	—	3	373	1,871		2.6%	1,843		2.6%
KY	1	1	2	251	1,428		2.0%	1,412		2.0%
NM	2	—	2	266	1,423		2.0%	1,404		2.0%
CO	1	1	2	263	1,344		1.9%	1,328		1.9%
Other	25	6	31	3,781	15,061		21.1%	14,902		21.3%

Total Retail	97	20	117	15,471	$71,288	(a)	100%	$70,470	(a)	100%

(a) For the nine months ended September 30, 2025 and 2024, lease income recognized from the portfolio as of September 30, 2025 consists of the following:

	Nine Months Ended September 30,
	2025	2024
Base rent	$72,449	$71,028
Straight-line rental income	(1,602)	(1,602)
Amortization of above and below market lease	(2,639)	(2,044)
Ground lease reimbursement income	3,080	3,088
Lease income	$71,288	$70,470

Company Highlights — Nine Months Ended September 30, 2025
Purchase and Sale Agreement

On July 23, 2025, the Trust, through its subsidiaries, entered into an amendment to its purchase and sale agreement (as amended, the "Agreement") with an unrelated third party ("Buyer") which made the Agreement binding for the sale of all remaining Retail Properties for a price of $947 million. By July 25, 2025, the Buyer had completed its due diligence and paid a non-refundable deposit. A redacted copy of the Agreement and all amendments are attached as Exhibits 10.1 to 10.3 hereto, and the terms are incorporated by reference herein.

On September 4, 2025, the Trust completed the sale of two properties in accordance with right of first refusals (ROFR) in favor of adjoining property owners. The total purchase price for the two properties was equal to the $12.4 million total amount allocated under the Agreement for those properties. Accordingly, an adjustment to the purchase price under the Agreement in the amount of $12.4 million was made to bring the total purchase price under the Agreement to $935 million. On September 8, 2025, the Trust entered into a second amendment to the Agreement to extend the scheduled closing date from September 8, 2025 to October 8, 2025.

Subsequent to September 30, 2025, on November 7, 2025, pursuant to the terms of the Agreement, the scheduled closing date was extended to December 8, 2025 to allow sufficient time to complete all steps required for closing. The Trust strongly believes that all conditions for closing as required by the terms of the Agreement will be satisfied, and that closing will occur in accordance with the terms of the Agreement.

Acquisitions

We had no acquisition activity during the nine months ended September 30, 2025 and 2024.

Dispositions

The following table summarizes the disposition activity during the nine months ended September 30, 2025:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
5/23/25	Miami, FL	Retail	Ground Leasehold	191	$15,576	$15,147	$6,230
5/23/25	Pittsburgh, PA	Retail	Fee Simple	182	5,260	5,080	(110)
9/4/2025	New Braunfels, TX	Retail	Fee Simple	104	4,942	4,820	(1,391)
9/4/2025	Houston, TX	Retail	Fee Simple	104	7,412	7,218	(456)
				581	$33,190	$32,265	$4,273

The following table summarizes the disposition activity during the nine months ended September 30, 2024:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain
3/15/24	Transnational Portfolio (1)	Retail	Fee Simple	302	$16,459	$16,096	$1,497
6/10/24	Roseville, CA	Retail	Fee Simple	167	13,364	13,113	1,026
9/30/24	Miami, FL	Retail	Fee Simple	150	12,249	12,107	1,869
				619	$42,072	$41,316	$4,392
(1) Portfolio comprised of three Retail Properties located in Newnan, GA, Aurora, CO and Kissimmee, FL.

During the nine months ended September 30, 2024, net gain on sales of investment properties was $4,316, which includes (i) $154 of selling expenses from prior period dispositions, (ii) a gain of $78 in proceeds released from escrow due to a disposition that occurred in December 2022 and (iii) a gain of $4,392 from the disposition of Retail Properties as noted in the table above.

Leasing Activity

There was no leasing activity during the nine months ended September 30, 2025 and 2024.

Capital Markets
There was no capital markets activity during the nine months ended September 30, 2025 and 2024.

Distributions
We paid distributions to the Certificateholders of $98,504 or $1.31 per certificate during the nine months ended September 30, 2025 and $101,853 or $1.36 per certificate during the nine months ended September 30, 2024. Subsequent to September 30, 2025, on October 10, 2025, we paid monthly distributions to Certificateholders of $17,581 or $0.23 per certificate. Subsequent to September 30, 2025, on November 6, 2025, we announced a distribution of $5,500 or $0.07 per certificate to be paid on November 10, 2025 to Certificateholders.

Results of Operations

Comparison of three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2024

For the three months ended September 30, 2025, net income attributable to Certificateholders was $1,290 or $0.02 per Certificate, as compared to $16,443 or $0.22 per Certificate for the corresponding period in 2024.

For the nine months ended September 30, 2025, net income attributable to Certificateholders was $39,557 or $0.53 per Certificate, as compared to $52,094 or $0.69 per Certificate for the corresponding period in 2024.

The following describes the changes on the Trust’s consolidated statements of operations that affected net income attributable to Certificateholders during the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024:

Lease income - The net decrease in lease income of $788 and $2,376 for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in 2024, is due to the disposition of thirteen Retail Properties between January 1, 2024 and September 30, 2025, partially offset by the CPI adjustment of base rent as of December 7, 2024.

Operating expenses - The net increase in operating expenses of $44 for the three months ended September 30, 2025, as compared to the corresponding period in 2024, is primarily due to an increase in taxes paid to governmental authorities. The net decrease in operating expenses of $51 for the nine months September 30, 2025, as compared to the corresponding period in 2024, is primarily due to decreases in: (i) management fees paid to the Manager and (ii) ground lease rent expense resulting from the disposition of one Retail Property with a ground lease in May 2025, partially offset by an increase in taxes paid to governmental authorities.

Depreciation and amortization - The decrease in depreciation and amortization of $225 and $869 for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in 2024, is due to the disposition of thirteen Retail Properties between January 1, 2024 and September 30, 2025.

Provision for impairment of investment properties - Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an investment property may not be recoverable and are not necessarily comparable period-to-period. During the nine months ended September 30, 2025, the Trust recorded an impairment charge of $10,671. During the nine months ended September 30, 2024, the Trust recorded an impairment charge of $2,081.

General and administrative expenses - The increase in general and administrative expenses of $2,265 and $2,313 for the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024, is primarily due to increases in legal fees related to various Trust Amendments, partially offset by decreases in other professional fees.

Gain on sales of investment properties, net - During the nine months ended September 30, 2025, there were four dispositions of Retail Properties, resulting in a net gain of $4,273. During the nine months ended September 30, 2024, there were five dispositions of Retail Properties which resulted in a net gain of $4,316, which included net losses of $76 related to prior period sales.

Other income - Other income consists of interest income earned on investments in money market instruments and non-recurring income generated from the Retail Properties, including consent fees or other fees paid to the Trust. For the three months ended September 30, 2025, the net increase in other income of $26, as compared to the corresponding period in 2024, is due to an increase in consent fees and other income of $100 received by the Trust, partially offset by a decrease of $74 in interest income earned by the Trust. For the nine months ended September 30, 2025, the net decrease in other income of $135, as compared to the corresponding period in 2024, is due to a decrease of $235 in interest income earned by the Trust, partially offset by an increase in consent fees and other income received by the Trust.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,290	$16,443	$39,557	$52,094
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	4,347	4,572	13,142	14,011
Provision for impairment of investment properties	10,671	2,081	10,671	2,081
Loss (gain) on sales of investment properties, net	1,851	(1,866)	(4,273)	(4,316)
Straight-line rental income, net	540	568	1,640	1,719
Amortization of above and below market lease intangibles, net	714	617	2,177	1,760
Interest income	(258)	(332)	(782)	(1,017)
Non-cash ground rent expense, net	1,448	1,495	4,386	4,486
Non-cash ground lease reimbursement income	(1,027)	(1,027)	(3,080)	(3,089)
NOI	$19,576	$22,551	$63,438	$67,729

The decrease in NOI of $4,291 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, is due to (i) a decrease in lease income of $3,415 resulting from the disposition of thirteen Retail Properties between January 1, 2024 and September 30, 2025 and (ii) an increase in operating expenses and general and administrative expenses of $49 and $2,313, respectively; partially offset by increases in (iii) lease income of $1,386 due to the CPI adjustment of base rent in December 2024 and (iv) consent fee income of $100 received by the Trust.

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

The following table presents a reconciliation of net income to FFO and Operating FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,290	$16,443	$39,557	$52,094
Depreciation and amortization of real estate	4,347	4,572	13,142	14,011
Provision for impairment of investment properties	10,671	2,081	10,671	2,081
Loss (gain) on sales of investment properties, net	1,851	(1,866)	(4,273)	(4,316)
FFO	$18,159	$21,230	$59,097	$63,870

FFO per certificate outstanding – basic and diluted	$0.24	$0.28	$0.79	$0.85

FFO	$18,159	$21,230	$59,097	$63,870
Dead deal costs	—	—	6	140
Operating FFO	$18,159	$21,230	$59,103	$64,010

Operating FFO per certificate outstanding – basic and diluted	$0.24	$0.28	$0.79	$0.85

The decrease in FFO of $4,773 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, is primarily due to:

•a net decrease in lease related income of $3,762 resulting from the disposition of thirteen Retail Properties;
•a decrease in interest income of $235; and
•a net increase in general and administrative expenses of $2,313; partially offset by
•an increase in lease income of $1,386 due to the CPI adjustment of base rent in December 2024;
•an increase in consent fee income of $100 received in 2025; and
•a net decrease of operating expenses of $51.

The decrease in Operating FFO of $4,907 for the nine months ended September 30, 2025, as compared to nine months ended September 30, 2024 is primarily due to:
•a net decrease in lease related income of $3,762 resulting from the disposition of thirteen Retail Properties;
•a decrease in interest income of $235; and
•a net increase in general and administrative expenses of $2,447; partially offset by
•an increase in lease income of $1,386 due to the CPI adjustment of base rent in December 2024;
•an increase in consent fee income of $100 received in 2025; and
•a net decrease in operating expenses of $51.

Liquidity and Capital Resources

We anticipate that cash flows from net proceeds from the sale of real estate, supplemented by the Manager's Reserve of $15,000 and the Trustee's Reserve of $10,000, will provide adequate capital for the Trust's cash requirements over the next 12 months. Cash requirements are expected to include operating and general and administrative expenses, a reserve for remaining sales expenses and distribution payments. The Trust intends to make a distribution of net sales proceeds after the transaction closes, with the final distribution occurring prior to its dissolution. The final distribution will consist of any collected and undistributed rental and sales proceeds, including any unused and undistributed cash and cash equivalent amounts, after all operating and general and administrative expenses and sales expenses are resolved.

As of September 30, 2025 and December 31, 2024, we had $48,906 and $51,886, respectively, of cash and cash equivalents. The Trust has adopted a policy to maintain its cash equivalents in a government money market fund administered by a major bulge bracket investment banking firm which invests its assets only in (i) cash and (ii) securities issued or guaranteed by the United States or certain U.S. government agencies and having a weighted average life and weighted average maturity of no more than 120 days and 60 days, respectively. Each of these government money market funds is managed to maintain a stable net asset value, thereby eliminating principal risk.

Debt Maturities

We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of September 30, 2025 and December 31, 2024.

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

We paid distributions to the Certificateholders of $98,504 or $1.31 per certificate during the nine months ended September 30, 2025, and $101,853 or $1.36 per certificate during the nine months ended September 30, 2024. Subsequent to September 30, 2025, on October 10, 2025, we paid monthly distributions to Certificateholders of $17,581 or $0.23 per certificate. On November 6, 2025, we announced a distribution of $5,500 or $0.07 per certificate to be paid on November 10, 2025 to Certificateholders.

Dispositions

Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the nine months ended September 30, 2025 and 2024, included in the amount we paid to Certificateholders was $33,167 and $33,176, respectively, of aggregate net sales proceeds.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the tenant under the Master Leases and should otherwise be met with cash flows from operations.

Summary of Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$61,259	$68,626
Net cash provided by investing activities	34,265	41,316
Net cash used in financing activities	(98,504)	(101,853)
Change in cash, cash equivalents and restricted cash	(2,980)	8,089
Cash, cash equivalents and restricted cash, at beginning of period	51,886	38,026
Cash, cash equivalents and restricted cash, at end of period	$48,906	$46,115

Cash Flows from Operating and Investing Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was $61,259, as compared to $68,626 for the nine months ended September 30, 2024. The decrease of $7,367 is primarily due to a decrease in NOI resulting from (i) a decrease in lease income due to the disposition of thirteen Retail Properties between January 1, 2024 and September 30, 2025 and (ii) an increase in sale related legal costs.

Investing activities solely consists of proceeds from sales of investment properties. There were four dispositions during the nine months ended September 30, 2025, and cash flows from investing activities were $34,265 for this period. There were five dispositions during the nine months ended September 30, 2024, and cash flows from investing activities were $41,316 for this period.

During the nine months ended September 30, 2025, total net cash provided by operating and investing activities was $95,524, however, $98,504 was distributed to Certificateholders, of which $24,219 were distributions of cash flows from operating and investing activities received during December 2024.

Management believes that cash flows from the properties, the sale of the remaining portfolio of investment properties, the Manager's Reserve of $15,000 and the Trustee's Reserve of $10,000 and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2025 was $98,504, as compared to $101,853 for the nine months ended September 30, 2024. Financing activities for both Reporting Periods consisted of distributions paid to Certificateholders.

Contractual Obligations

As of September 30, 2025, we have 20 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of September 30, 2025:

Payments due by period
Period from October 1 to December 31, 2025	$1,035
2026	4,136
2027	4,195
2028	4,255
2029	4,334
2030	4,327
Thereafter	207,216
Less imputed interest	(191,677)
Lease liabilities as of September 30, 2025	$37,821

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our 2024 Annual Report on 10-K, as amended, contains a description of our critical accounting policies, including those relating to the impairment of long-lived assets. For the nine months ended September 30, 2025, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements

None.

Subsequent Events

Subsequent to September 30, 2025, on October 10, 2025, we paid monthly distributions to Certificateholders of $17,581 or $0.23 per certificate. On November 6, 2025, we announced a distribution of $5,500 or $0.07 per certificate to be paid on November 10, 2025 to Certificateholders.

On November 7, 2025, the scheduled closing date for the sale of all Retail Properties was extended to December 8, 2025. The Trust strongly believes that all conditions for closing as required by the terms of the Agreement will be satisfied, and that closing will occur in accordance with the terms of the Agreement.

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

As of September 30, 2025, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In 2022, inflationary pressures resulting from COVID-19 relief and aid programs, supply chain constraints and generally improved economic conditions increased our costs for third-party compensation and other costs necessary to operate our business. The general economy in 2022 was also affected by the war in Ukraine and the associated increase in energy costs. While the global inflation rate began to ease somewhat in 2023 and 2024 as a result of central bank policy tightening, core inflation remains persistent. As a result of the decline in global inflation, the U.S. Federal Reserve cut the federal funds rate three times in 2024 by a total of 100 basis points. In September 2025, the federal reserve cut their rates by 25 basis points and has indicated that they may cut interest rates again this year.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no executive officer of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K. Furthermore, the executive officers of the Trust do not and are not permitted to, directly or indirectly, own any of the Trust Certificates.

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

10.1*	Purchase and Sale Agreement, dated as of June 16, 2025
10.2*	Amendment No. 1 to Purchase and Sale Agreement
10.3*	Amendment No. 2 to Purchase and Sale Agreement
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).

* Portions of this exhibit have been redacted in compliance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	November 10, 2025

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	November 10, 2025