Form 10-K
period 2025-12-31
Copper Property CTL Pass Through Trust
filed 2026-03-13
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Index to Exhibits begins on page 68.

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

During the year ended December 31, 2025, we sold four Retail Properties for proceeds of $32,265. As a result of these sales, we recorded a gain on sales of investment properties of $4,273.

During the year ended December 31, 2025, we paid distributions to Certificateholders of $128,339, which includes the net proceeds of sales from December 2024 that were distributed in January 2025 and excludes the net proceeds from sales from December 2025 that were distributed in January 2026.

As of December 31, 2025, we owned 117 Retail Properties in the United States across 35 states and Puerto Rico, comprising 15.5 million square feet of leasable space.

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

Life of the Trust

The Trust shall terminate on April 30, 2026 unless the Trustee (in consultation with the Manager) and the Majority Certificateholders determine that a fixed period extension is necessary to complete the recovery on, and liquidation of, the Trust Assets. If the Manager determines that the full liquidation of the Trust's assets is not feasible by the termination date, the Manager shall develop a plan to transfer the properties into a REIT or other alternative investment vehicle. See Item 1A, "Risk Factors" for additional discussion about the life of the trust.

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

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our Certificateholders and careful consideration should be given to these risk factors, in addition to the other information included in this annual report. Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of our Certificates. In addition to the following disclosures, please refer to the explanation of qualification and limitations on forward-looking statements beginning on page 22 and you should also refer to the other information contained in this report, including the accompanying consolidated financial statements and the related notes.

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

Disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments and our ability to find buyers of our assets. The capital and credit markets have been experiencing extreme volatility and disruption. These disruptions in the financial markets as well as deteriorating economic and geopolitical conditions could adversely affect the values of our investments. This turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possibly lowering property values. Rising interest rates can cause cap rates to increase, which results in lower property values. While the Federal Reserve lowered interest rates in 2025 and has indicated that they may cut interest rates again in 2026, interest rates remain elevated compared to prior years, and there is no guarantee that the Federal Reserve will further reduce rates. These uncertain economic conditions may also have various other negative effects for the portfolio of our investments, such as declining sales for the Tenant and its affiliates, which in turn would increase the likelihood of a default by the Tenant under the Lease.

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

If the Trust is unable to sell the Properties within the approved sale period, as the same may be extended by a vote of the Certificateholders, the Properties may be transferred into a REIT or other alternative investment vehicle. The Trust may not be able to sell all of the Properties by April 30, 2026, or any extended sale period approved by the Certificateholders (the “approved sale period”). Should the Trust be unable to sell all of the Properties within the approved sale period, the Manager may develop a plan for the conversion of one or more subsidiaries of the Trust to a REIT or the transfer of the Properties to an alternative investment vehicle. If the remaining Properties are held by a newly-formed REIT, the requirements applicable to such a REIT may delay further sales of Properties. Upon transfer of properties into a REIT, the amount or timing of distributions may be negatively affected. As of December 31, 2025, the Trust has not committed to an extension beyond April 30, 2026 or a plan for conversion but will continue to evaluate its options.

The trust has a limited term. The Trust shall terminate on April 30, 2026 unless the Trustee (in consultation with the Manager) and the Majority Certificateholders determine that a fixed period extension is necessary to complete the recovery on, and disposition of, the Trust Assets. The Trust is uncertain what would happen if the Trust’s term were not extended prior to the completion of the Trust’s sale of the remaining Properties, which the Trust does not expect to be completed by the Trust’s current termination date. Were the Trust’s term not extended, the Trustee or a Certificateholder could seek guidance from a court regarding administration of the Trust.

Claims from our recently terminated sales process may interfere with our ability to sell our remaining Properties. On December 26, 2025, we terminated the agreement to sell the Properties. Before the Agreement was terminated, the Buyer sued the Company’s subsidiaries for specific performance and breach of contract. We believe that these claims are without merit and are proceeding accordingly. However, this litigation and related procedural filings could interfere with our ability to sell the Properties until it is resolved.

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

Furthermore, competition may begin to emerge on the basis of information technology infrastructure. We expect our competitors to continue to improve their information technology systems, including with the use of artificial intelligence (“AI”) and machine learning solutions, possibly to interact with lessees and buyers, provide regular updates on maintenance status and predict maintenance requirements for their properties, sell their properties and support and grow their customer base. Our ability to innovate our own technology infrastructure and appropriately address user experience will affect our ability to compete.

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

These laws and regulations governing environmental, health and safety issues continue to evolve. The federal government has enacted, and some of the states and localities in which we operate may enact, certain climate change laws and regulations or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in increased compliance costs or reduce the occurrence of operations that drive demand for our properties and have an adverse impact on our business. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our properties, business, results of operations and financial condition.

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

Inflation, tariffs and economic conditions may increase our operating and capital costs. While the global inflation rate began to ease somewhat in 2023 and 2024 as a result of central bank policy tightening, core inflation remains persistent. As a result of the decline in global inflation, the U.S. Federal Reserve cut the federal funds rate three times in 2024 by a total of 100 basis points. In 2025, the federal reserve cut their rates by 75 basis points and has indicated that they may cut interest rates again in 2026.

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
•actual or anticipated fluctuations in the Trust’s or the Tenant's quarterly or annual financial results;
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

The Trust Agreement includes provisions that limit the Certificateholders’ approval rights. Under the Trust Agreement, the Certificateholders have limited approval rights and the Trust will not have Certificateholder meetings. The Certificateholders take no part in the management of the Trust, but have given direction through majority Certificateholders vote under the Trust Agreement. Accordingly, the Certificateholders do not have the right to take actions that may be taken by shareholders of companies where shares carry such rights. The Certificateholders’ limited voting rights give significant control under the Trust Agreement to the Manager and the Trustee. The Manager and the Trustee may take actions in the operation of the Trust that may be adverse to the interests of the Certificateholders and may adversely affect the value of the Trust Certificates.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As an externally managed trust, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Manager. While we rely on our Manager's and our Manager's parent company's technology infrastructure and information systems to perform operational activities as well as to maintain the Trust’s business records and financial data, we do not possess sensitive personal data for any third parties or employees. Most of the information generated and collected by us is stored and maintained by third party vendors and service providers. We believe that each of these providers has cybersecurity protocols which we believe are adequate for protecting our files in their possession. The Trust’s business is highly dependent on the communications and information systems of the Manager, its affiliates and third-party service providers or employees. The Manager has adopted processes designed to identify, assess and manage material risks from cybersecurity threats to the Trust. These processes include assessments of internal and external threats to the confidentiality, integrity and availability of the Trust’s data and systems along with other material risks to its operations. These risk assessments inform our cybersecurity program and the continued development of a layered set of controls aimed at preventing, detecting, and responding to threats.

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

We are not aware of any risks from cybersecurity threats, including any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect the Trust, including its business, results of operations or financial condition. Refer to Item 1A. "Risk Factors" in this Annual Report on Form 10-K, specifically “Information technology, data security breaches and other similar events could harm the Trust,” for additional discussion about cybersecurity-related risks.

ITEM 2. PROPERTIES

For summary information regarding our owned and ground-leased Retail Properties as of December 31, 2025, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Square feet and annual base rent are presented in thousands. For additional details on our Retail Properties, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

ITEM 3. LEGAL PROCEEDINGS

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.

We have been involved in several litigation matters involving a single pro se plaintiff, Eric L. Moore (“Moore”), who has repeatedly sought judicial determinations about matters relating to J.C. Penney’s chapter 11 cases. We have already been dismissed, with prejudice, from two of the three proceedings that Moore has commenced against us. On September 8, 2025, Moore filed a complaint in the United States District Court for the Southern District of Texas requesting a receivership over any sale proceeds from our then-pending sales transaction, naming us, and others as defendants. We believe that Moore’s claims are without merit and seek to relitigate issues decided years ago and have moved to dismiss the pending action and for sanctions. Nevertheless, this matter demands the time and attention of management and involves significant legal costs.

On December 26, 2025, we terminated the agreement to sell the Properties. Before the Agreement was terminated, the Buyer sued the Trust’s subsidiaries for specific performance and breach of contract. We believe that these claims are without merit, and we are proceeding accordingly. However, this litigation and related procedural filings demand the time and attention of management and involve significant legal costs and could interfere with our ability to sell the Properties until it is resolved.

While the outcome of any particular lawsuit or dispute cannot be predicted with certainty, in the opinion of management, the Trust's currently pending litigation and disputes are not expected to have a material adverse effect on the Trust's business, financial condition or results of operations. Legal fees are expensed as incurred. However, in the event of unexpected future developments, it is reasonably possible that an adverse outcome in any matter, including the matters discussed above, could be material to the Trust’s business, financial condition or results of operations for any particular reporting period of occurrence.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently a limited trading market for the Trust Certificates.

Holders

At March 13, 2026, we had one Certificateholder of record because all our Certificates are in book entry form through the Depository Trust Company. The number of beneficial owners is substantially greater than the number of record holders, because all of our Certificates are held in “street name” by banks and brokers.

Dividend Policy

For the years ended December 31, 2025 and 2024, the Trust paid distributions to the Certificateholders of $128,339 or $1.71 per certificate and $153,712 or $2.05 per certificate, respectively.

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

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2025.

Trust Purchases of Equity Securities

There were no purchases of equity securities by the Trust during the year ended December 31, 2025.

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

For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this report. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.
Principal External Factors that Affect our Results of Operations

Inflation Risk, Tariffs and Economic Conditions

While the disruptions caused by the COVID-19 pandemic have largely subsided, the Trust and the broader U.S. economy continue to face risks from persistent inflation, interest rate uncertainty, reduced consumer spending, labor shortages, supply chain disruptions, the imposition of tariffs and volatility in the global capital markets. Ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others, as well as evolving governmental policies, particularly the imposition of tariffs are also contributing to heightened economic and geopolitical uncertainty. The recent broadening of international tariffs has already led to increased market volatility and may continue to affect economic conditions in the future. Downturns in the global economy and the increased tariffs could cause a decline in the demand for our tenant's products and our properties. Our operations could also be impacted by inflation and changes in interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the years ended December 31, 2025 and 2024.

While we did not incur any disruptions to our lease income and occupancy during the year ended December 31, 2025 as a result of these adverse political and economic conditions, credit markets or other events, any of these events could materially adversely impact the Trust or Penney Intermediate Holdings LLC's business. The Trust continues to closely monitor economic, financial and social conditions, including the effects of inflation.

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

Executive Summary
Copper Property CTL Pass Through Trust exists for the sole purpose of collecting rent, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of December 31, 2025, we owned 117 Retail Properties in the United States, 20 of which are encumbered by ground leases, across 35 states and Puerto Rico, representing 15.5 million square feet of leasable space. The number of retail operating properties decreased to 117 as of December 31, 2025 from 121 as of December 31, 2024 as a result of four dispositions during 2025.

The following table summarizes our portfolio as of December 31, 2025:

Retail Properties
	# of Properties				(a)		(a)		(a)
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for the year ended December 31, 2025	Lease income as % of total	Lease income for the year ended December 31, 2024	Lease income as % of total	Lease income for the year ended December 31, 2023	Lease income as % of total
CA	15	4	19	2,791	18,169	18.9%	17,803	18.9%	17,444	18.9%
TX	15	4	19	1,938	12,259	12.8%	11,993	12.7%	11,732	12.7%
FL	6	—	6	848	6,249	6.5%	6,108	6.5%	5,970	6.5%
NJ	4	—	4	702	4,570	4.8%	4,506	4.8%	4,443	4.8%
NY	1	2	3	469	4,471	4.7%	4,438	4.7%	4,352	4.7%
IL	5	—	5	846	4,257	4.4%	4,167	4.4%	4,078	4.4%
WA	2	1	3	506	3,677	3.8%	3,604	3.8%	3,533	3.8%
NV	2	1	3	438	3,583	3.7%	3,503	3.7%	3,424	3.7%
MI	6	—	6	863	3,549	3.7%	3,473	3.7%	3,399	3.7%
AZ	4	—	4	492	3,545	3.7%	3,473	3.7%	3,402	3.7%
OH	5	—	5	645	3,202	3.3%	3,130	3.3%	3,060	3.3%
PA	3	—	3	373	2,515	2.6%	2,461	2.6%	2,409	2.6%
KY	1	1	2	251	1,922	2.0%	1,885	2.0%	1,848	2.0%
NM	2	—	2	266	1,916	2.0%	1,875	2.0%	1,834	2.0%
CO	1	1	2	263	1,797	1.9%	1,773	1.9%	1,749	1.9%
Other	25	6	31	3,781	20,301	21.2%	19,898	21.3%	19,493	21.3%

Total Retail	97	20	117	15,472	$95,982	100%	$94,090	100%	$92,170	100%

(a) For the years ended December 31, 2025, 2024 and 2023, lease income recognized from the portfolio as of December 31, 2025 consists of the following:

	Year Ended December 31,
	2025	2024	2023
Base rent	$96,729	$94,832	$92,972
Straight-line rental income	(2,137)	(2,140)	(2,137)
Amortization of above and below market lease	(2,725)	(2,725)	(2,725)
Ground lease reimbursement income	4,115	4,123	4,060
Lease income	$95,982	$94,090	$92,170

Company Highlights — Year ended December 31, 2025
Terminated Purchase and Sale Agreement

On July 23, 2025, the Trust, through its subsidiaries, entered into an amendment to its purchase and sale agreement (as amended, the "Agreement") with an unrelated third party ("Buyer") which made the Agreement binding for the sale of all remaining Retail Properties for a price of $947 million. On December 26, 2025, the Agreement was terminated. In connection with the terminated agreement, the Trust recognized $6,389 of deal costs within "General and administrative expenses" and $2,000 of "Other income" related to a non-refundable deposit on the accompanying consolidated statements of operations. As of December 31, 2025, there is an additional $3,000 deposit held in escrow by a third party that the Trust believes is due to the Trust but is in dispute and is not reflected in the consolidated financial statements. The Buyer has sued the Trust for Specific Performance and $200,000 in damages (the "Complaint"). The Trust believes the Complaint is without merit and is aggressively pursuing its dismissal.

Acquisitions

We had no acquisition activity during the year ended December 31, 2025.

Dispositions

The following table summarizes the disposition activity during the year ended December 31, 2025:

Sale Date	Location	Property Type	Ownership	Square Footage	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
5/23/25	Miami, FL	Retail	Ground Leasehold	191	$15,576	$15,147	$6,230
5/23/25	Pittsburgh, PA	Retail	Fee Simple	182	5,260	5,080	(110)
9/4/25	New Braunfels, TX	Retail	Fee Simple	104	4,942	4,820	(1,391)
9/4/25	Houston, TX	Retail	Fee Simple	104	7,412	7,218	(456)
				581	$33,190	32,265	$4,273

Leasing Activity

There was no leasing activity during the year ended December 31, 2025.

Capital Markets
There was no capital markets activity during the year ended December 31, 2025.

Distributions
We paid distributions to the Certificateholders of $128,339 or $1.71 per certificate during the year ended December 31, 2025.

Results of Operations
Comparison of the year ended December 31, 2025 to the year ended December 31, 2024
For the year ended December 31, 2025, net income attributable to Certificateholders was $47,015 or $0.63 per Certificate, as compared to $73,778 or $0.98 per Certificate for the corresponding period in 2024.
The following describes the changes on the Trust’s consolidated statements of operations that resulted in the increase to net income attributable to Certificateholders during the year ended December 31, 2025, as compared to the year ended December 31, 2024:

Lease income - The net decrease in lease income of $2,859 for the year ended December 31, 2025, as compared to the corresponding periods in 2024, is due to dispositions in 2024 and 2025, partially offset by the CPI adjustment of base rent as of December 7, 2024 and 2025.

Operating expenses - The net decrease in operating expenses of $72 for the year ended December 31, 2025, as compared to the corresponding period in 2024, is primarily due to decreases in management fees paid to the Manager due to the sale of four properties during 2025 and one property sale in December 2024, partially offset by an increase in taxes paid to governmental authorities.

Depreciation and amortization - The decrease in depreciation and amortization of $1,028 for the year ended December 31, 2025, as compared to the corresponding period in 2024, is due to the disposition of 13 Retail Properties between January 1, 2024 and December 31, 2025.

Provision for impairment of investment properties - Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an investment property may not be recoverable and are not necessarily comparable period-to-period. During the year ended December 31, 2025, the Trust recorded an impairment charge of $12,954, and during the year ended December 31, 2024, the Trust recorded an impairment charge of $2,081.

General and administrative expenses - For the year ended December 31, 2025, general and administrative expenses increased by $10,387 from the corresponding period in 2024 primarily due to increases in legal fees as well as $6,389 of selling costs associated with the terminated agreement for the sale of the retail portfolio.
Gain on sales of investment properties, net - For the year ended December 31, 2025, the Trust disposed of four properties for aggregate net sales proceeds of $32,265, which resulted in a net gain of $4,273. For the year ended December 31, 2024, the Trust disposed of nine properties for aggregate net sales proceeds of $75,387, which resulted in a net gain of $9,605 that includes a gain of $78 in proceeds released from escrow due to a prior year disposition and $154 of selling expenses from prior year dispositions.

Other income - Other income consists of interest income earned on investments in money market instruments and non-recurring income generated from the Retail Properties, including consent fees or other fees or non-refundable deposits paid to the Trust. For the year ended December 31, 2025, the increase in other income of $1,588, as compared to the corresponding period in 2024, is due to a $2,000 non-refundable deposit associated with the terminated agreement for the sale of the retail portfolio received in July 2025, partially offset by a decrease of $312 in interest income earned by the Trust.

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

Lease income - The net decrease in lease income of $1,198 for the year ended December 31, 2024, as compared to the corresponding period in 2023, is due to dispositions during 2023 and 2024, partially offset by the CPI adjustment to base rent as of December 7, 2023 and 2024.

Operating expenses - The net decrease in operating expenses of $335 for the year ended December 31, 2024, as compared to the corresponding period in 2023, is primarily due to decreases in management fees paid to the Manager and taxes paid to governmental authorities.

Depreciation and amortization - The decrease in depreciation and amortization of $763 for the year ended December 31, 2024, as compared to the corresponding period in 2023 is due to the disposition of 12 properties between January 1, 2023 and December 31, 2024.

Provision for impairment of investment properties - During the year ended December 31, 2024, the Trust recorded an impairment charge of $2,081. During the year ended December 31, 2023, no impairment charge was recorded.

General and administrative expenses - The net decrease in general and administrative expenses of $353 for the year ended December 31, 2024, as compared to the corresponding period in 2023, is primarily due to decreases in insurance expense and professional fees.

Gain on sales of investment properties, net - For the year ended December 31, 2024, the Trust disposed of nine properties for aggregate net sales proceeds of $75,387, which resulted in a net gain of $9,605 that includes a gain of $78 in proceeds released from escrow due to a prior year disposition and $154 of selling expenses from prior year dispositions. For the year ended December 31, 2023, the Trust disposed of three Retail Properties for aggregate sales proceeds of $21,283, which resulted in a net gain of of $2,936 that includes a net gain of $1,324 from a disposition that occurred in 2021 and a net gain of $1,612 from the dispositions of three Retail Properties.

Other income - Other income consists of interest income earned on investments in money market instruments and non-recurring income. The net decrease in other income of $224 for the year ended December 31, 2024, as compared to the corresponding period in 2023, is due to a decrease of $371 in consent fees and other income received by the Trust, partially offset by an increase of $147 in interest income earned by the Trust.

Net operating income ("NOI")

We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of above and below market lease intangibles, (iii) interest income and (iv) non-cash ground lease reimbursement income, less all operating expenses other than (i) non-cash ground rent expense, which is comprised of amortization of right-of-use lease assets and amortization of lease liabilities, (ii) depreciation and amortization, (iii) general and administrative expenses and (iv) formation expenses. We use NOI internally to evaluate our financial and operating performance. We believe that NOI, which is a supplemental non-GAAP financial measure, also provides an additional and useful operating perspective to investors not immediately apparent from “Net income” in accordance with accounting principles generally accepted in the United States ("GAAP"). We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Comparison of our presentation of NOI to similarly titled measures for other entities may not necessarily be meaningful due to possible differences in definition and application by such entities. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income as computed in accordance with GAAP to NOI for the Reporting Periods is as follows:

	Year ended December 31,
	2025	2024	2023
Net income	$47,015	$73,778	$69,161
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	17,454	18,482	19,245
General and administrative expenses related to the terminated sale Agreement, net of non-refundable deposit	4,389	—	—
Provision for impairment of investment properties	12,954	2,081	—
Gain on sales of investment properties, net	(4,273)	(9,605)	(2,936)
Straight-line rental income, net	2,175	2,275	2,346
Amortization of above and below market lease intangibles, net	2,858	2,444	2,207
Interest income	(1,025)	(1,337)	(1,190)
Non-cash ground rent expense, net	5,833	5,981	5,981
Non-cash ground lease reimbursement income	(4,115)	(4,124)	(4,062)
NOI	$83,265	$89,975	$90,752
The decrease in NOI of $6,710 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, is primarily due to:
•a net decrease in lease income of $4,375 resulting from the the dispositions of 13 Retail Properties between January 1, 2024 and December 31, 2025 and
•net increases in general and administrative expenses and operating expenses of $3,998 and $76, respectively; partially offset by
•an increase in lease income of $1,839 due to the CPI adjustment of base rent in December 2024.

The decrease in NOI was $777 for the year ended December 31, 2024, as compared to the year ended December 31, 2023, is primarily due to:
•a net decrease in lease income of $3,234 resulting from the the dispositions of 12 properties between January 1, 2023 and December 31, 2024, and
•a decrease in consent fee income of $371; partially offset by
•an increase in lease income of $2,140 due to the CPI adjustment of base rent in December 2023; and
•net decreases in general and administrative expenses and operating expenses of $353 and $335, respectively.

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

We define Operating FFO attributable to Certificateholders as FFO attributable to Certificateholders excluding the costs and income resulting from discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Such costs include dead deal costs which include selling costs incurred related to transactions that did not close.

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

The following table presents a reconciliation of net income to FFO and Operating FFO:

	Year ended December 31,
	2025	2024	2023
Net income	$47,015	$73,778	$69,161
Depreciation and amortization of real estate	17,454	18,482	19,245
Provision for impairment of investment properties	12,954	2,081	—
Gain on sales of investment properties, net	(4,273)	(9,605)	(2,936)
FFO	$73,150	$84,736	$85,470

FFO per certificate outstanding – basic and diluted	$0.98	$1.13	$1.14

FFO	$73,150	$84,736	$85,470
Dead deal costs, net of non-refundable deposit	4,389	203	553
Operating FFO	$77,539	$84,939	$86,023

Operating FFO per certificate outstanding – basic and diluted	$1.03	$1.13	$1.15
The decrease in FFO of $11,586 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, is primarily due to:
•a net decrease in lease income of $4,698 resulting from dispositions in 2024 and 2025;
•a decrease in interest income of $312; and
•a net increase of general and administrative expenses of $10,387; partially offset by
•an increase in lease income of $1,839 due to the CPI adjustment of base rent in December 2024;
•an increase in other income of $2,000 due to a non-refundable deposit received by the Trust in July 2025; and

•a net decrease in operating expenses of $72.

The decrease in Operating FFO of $7,400 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, is due to:
•the reasons above impacting FFO and
•in addition, selling costs on transactions that did not close was higher in 2025 due to deal costs, net of a non-refundable deposit, incurred in connection with the terminated agreement, for the sale of all of the properties.

The decrease in FFO of $734 for the year ended December 31, 2024, as compared to the year ended December 31, 2023, is primarily due to:
•a net decrease in lease income of $3,338 due to dispositions in 2023 and 2024 and
•a decrease in consent fee income of $371; partially offset by
•an increase in lease income of $2,140 due to the CPI adjustment of base rent in December 2023;
•an increase in interest income of $147; and
•net decreases of general and administrative expenses and operating expenses of $353 and $335, respectively.

The decrease in Operating FFO of $1,084 for the year ended December 31, 2024, as compared to the year ended December 31, 2023, is primarily due to:
•the reasons above impacting FFO and
•in addition, selling costs on transactions that did not close were lower in 2024.

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
As of December 31, 2025 and 2024, we had $37,130 and $51,886, respectively, of cash and cash equivalents. The Trust has adopted a policy to maintain its cash equivalents in a government money market fund administered by a major bulge bracket investment banking firm which invests its assets only in (i) cash and (ii) securities issued or guaranteed by the United States or certain U.S. government agencies and having a weighted average life and weighted average maturity of no more than 120 days and 60 days, respectively. Each of these government money market funds is managed to maintain a stable net asset value, thereby eliminating principal risk.

Debt Maturities
We have no scheduled maturities and principal amortization of indebtedness, since we had no indebtedness as of December 31, 2025 and 2024.

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

We paid distributions to the Certificateholders of $128,339 or $1.71 per certificate during the year ended December 31, 2025, and $153,712 or $2.05 per certificate during the year ended December 31, 2024.

Dispositions
Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the years ended December 31, 2025 and 2024, included in the amount we paid to Certificateholders was $43,354 and $62,367, respectively, of aggregate net sales proceeds.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the tenant under the Master Leases and should otherwise be met with cash flows from operations.

Summary of Cash Flows
The following table summarizes our cash flows:

	Year ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$79,318	$92,185	$92,497
Net cash provided by investing activities	34,265	75,387	22,609
Net cash used in financing activities	(128,339)	(153,712)	(126,002)
Change in cash and cash equivalents	(14,756)	13,860	(10,896)
Cash and cash equivalents, at beginning of year	51,886	38,026	48,922
Cash and cash equivalents, at end of year	$37,130	$51,886	$38,026
Cash Flows from Operating and Investing Activities
Net cash provided by operating activities for the years ended December 31, 2025, 2024 and 2023 were $79,318, $92,185 and $92,497, respectively. Net cash provided by operating activities decreased by $12,867 for the year ended December 31, 2025 as compared to 2024 as a result of a decrease in NOI resulting from a decrease in lease income due to the disposition of 13 Retail Properties between January 1, 2024 and December 31, 2025 and increases in general and administrative and operating expenses (see discussion in "Results of Operations").

The decrease of $312 for the year ended December 31, 2024 as compared to 2023 is primarily due to a decrease in NOI resulting from a decrease in lease income due to the disposition of 12 properties between in January 1, 2023 and December 31, 2024, offset by decreases in general and administrative and operating expenses (see discussion in "Results of Operations").

Net cash provided by investing activities for the years ended December 31, 2025, 2024 and 2023 were $34,265, $75,387 and $22,609, respectively. Investing activities consists primarily of proceeds from sales of investment properties, and changes in net cash provided by investing activities from year to year is due to disposition activity in each reporting period.

For the year ended December 31, 2025, total net cash provided by operating and investing activities was $113,583, of which $8,410 was distributed in January 2026. For the year ended December 31, 2025, $128,339 was distributed to Certificateholders in 2025, of which $24,219 were distributions of cash flows from operating and investing activities received during December 2024.

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

Cash Flows from Financing Activities

Cash flows used in financing activities for the years ended December 31, 2025, 2024 and 2023 were $128,339, $153,712 and $126,002, respectively. Financing activities consists of distributions paid to Certificateholders.

Contractual Obligations
As of December 31, 2025, we have 20 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of December 31, 2025:

Payments due by period
2026	$4,136
2027	4,195
2028	4,255
2029	4,334
2030	4,327
Thereafter	207,216
Less imputed interest	(190,636)
Lease liabilities as of December 31, 2025	$37,827

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

Impact of Recently Issued Accounting Pronouncements
None.

Subsequent Events

Subsequent to December 31, 2025, we paid monthly distributions to Certificateholders of $8,410 or $0.11 per certificate in January 2025, $4,723 or $0.06 per certificate in February 2025 and $6,213 or $0.08 per certificate in March 2025.

Subsequent to December 31, 2025, on February 10, 2026, the Trust filed a Motion to Dismiss the Complaint. See litigation discussion in Item 3. "Legal Proceedings" and Note 1 to the accompanying consolidated financial statements.

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

As of December 31, 2025, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Trustee and Certificateholders of Copper Property CTL Pass Through Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Copper Property CTL Pass Through Trust and its subsidiaries (the “Trust”) as of December 31, 2025, and 2024, and the related consolidated statements of operations, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of real estate and accumulated depreciation as of December 31, 2025 appearing under Item 15(a)(ii)(1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
March 13, 2026

We have served as the Trust's auditor since 2021.

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(in thousands except certificate amounts)

	As of December 31, 2025	As of December 31, 2024
Assets
Investment properties:
Land and improvements	$351,984	$368,586
Building and other improvements	442,416	457,285
	794,400	825,871
Less: accumulated depreciation	(63,600)	(52,104)
Net investment properties	730,800	773,767
Cash and cash equivalents	37,130	51,886
Accounts receivable, including straight-line rent	32,050	35,366
Lease intangible assets, net	170,967	191,262
Right-of-use lease assets, net	77,816	83,428
Other assets, net	112	541
Total assets	$1,048,875	$1,136,250

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$4,080	$3,011
Lease intangible liabilities, net	66,185	73,205
Lease liabilities	37,827	37,795
Other liabilities	8,219	8,351
Total liabilities	116,311	122,362

Commitments and contingencies (Note 6)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of December 31, 2025 and 2024	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(1,019,556)	(938,232)
Total equity	932,564	1,013,888
Total liabilities and equity	$1,048,875	$1,136,250

The accompanying notes are an integral part of these consolidated financial statements.

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(in thousands, except certificate and per certificate amounts)

	Year ended December 31,
	2025	2024	2023
Revenues:
Lease income	$97,525	$100,384	$101,582

Expenses:
Operating expenses	12,203	12,275	12,610
Depreciation and amortization	17,454	18,482	19,245
Provision for impairment of investment properties	12,954	2,081	—
General and administrative expenses	15,297	4,910	5,263
Total expenses	57,908	37,748	37,118

Other income:
Gain on sales of investment properties, net	4,273	9,605	2,936
Other income	3,125	1,537	1,761
Total other income	7,398	11,142	4,697

Net income	$47,015	$73,778	$69,161

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.63	$0.98	$0.92
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000	75,000,000

The accompanying notes are an integral part of these consolidated financial statements.

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(in thousands, except certificate and per certificate amounts)

	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2023	75,000,000	$1,952,120	$(801,457)	$1,150,663
Net income	—	—	69,161	69,161
Distributions paid to Certificateholders ($1.68 per certificate)	—	—	(126,002)	(126,002)
Balance as of December 31, 2023	75,000,000	$1,952,120	$(858,298)	$1,093,822

Net income	—	—	73,778	73,778
Distributions paid to Certificateholders ($2.05 per certificate)	—	—	(153,712)	(153,712)
Balance as of December 31, 2024	75,000,000	$1,952,120	$(938,232)	$1,013,888

Net income	—	—	47,015	47,015
Distributions paid to Certificateholders ($1.71 per certificate)	—	—	(128,339)	(128,339)
Balance as of December 31, 2025	75,000,000	$1,952,120	$(1,019,556)	$932,564

The accompanying notes are an integral part of these consolidated financial statements.

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$47,015	$73,778	$69,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,454	18,482	19,245
Provision for impairment of investment properties	12,954	2,081	—
Straight-line rental income, net	2,175	2,275	2,346
Amortization of above/below market leases, net	2,858	2,444	2,207
Gain on sales of investment properties, net	(4,273)	(9,605)	(2,936)
Changes in assets and liabilities:
Changes in accounts receivable	48	(48)	160
Changes in other assets	576	(146)	219
Changes in right-of-use lease assets	1,674	1,826	1,832
Changes in accounts payable and accrued expenses	925	1,318	201
Changes in lease liabilities	44	32	87
Changes in other liabilities	(2,132)	(252)	(25)
Net cash provided by operating activities	79,318	92,185	92,497

Cash flows from investing activities:
Proceeds from sales of investment properties and deposits received	34,265	75,387	22,609
Net cash provided by investing activities	34,265	75,387	22,609

Cash flows from financing activities:
Distributions paid to Certificateholders	(128,339)	(153,712)	(126,002)
Net cash used in financing activities	(128,339)	(153,712)	(126,002)

Net change in cash and cash equivalents	(14,756)	13,860	(10,896)
Cash and cash equivalents, at beginning of year	51,886	38,026	48,922
Cash and cash equivalents, at end of year	$37,130	$51,886	$38,026

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

As of December 31, 2025, the real estate portfolio consists of 117 Retail Properties, of which 20 are encumbered by ground leases, in the United States (the "U.S.") across 35 states and Puerto Rico, and comprising 15.5 million (unaudited) square feet of leasable space.
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

Subject to the following sentence, the Trust shall terminate no later than April 30, 2026. If upon this date, the Trust owns any Retail Properties, the Manager (defined below) may take action, with the consent of the majority of the Certificateholders, to (a) extend the Trust for a fixed period to facilitate the complete liquidation of the properties; or (b) to transfer the properties into a REIT or other alternative investment vehicle and take action to list the securities of such PropCos on an internationally-recognized stock exchange. The Trust had a Targeted Disposal Period ending on July 31, 2025 for the sale of all of its properties. On July 18, 2025, the Trust obtained written consent by holders of a majority of the Trust's total interests, approving an amendment, effective August 18, 2025, to the Trust's Trust Agreement to extend the Targeted Disposal Period contained in the Trust Agreement to January 30, 2026 and to change a provision relating to the information policy of the Trust. On January 29, 2026, the Trust Agreement was amended by written consent to provide for a three-month extension to the termination date of the Trust and to extend the Targeted Disposal Period for the extension of the Trust's term.

GLAS Trust Company, LLC serves as the Trust's independent third-party trustee (the "Trustee") pursuant to the terms of the Trust Agreement, performs trust administration duties, including treasury management and certificate

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

administration, and earns trustee fees. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly, and are included in “General and administrative expenses” on the accompanying consolidated statements of operations. For each of the years ended December 31, 2025, 2024 and 2023, the Trust incurred trustee fees of $100.

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

For the years ended December 31, 2025, 2024 and 2023, the Trust incurred Base Fees of $5,660, $5,806 and $5,869, respectively, which are included in “Operating expenses” on the accompanying consolidated statements of operations, and of which $470, $478 and $492 as of December 31, 2025, 2024 and 2023, respectively, were included in “Accounts payable, and accrued expenses” on the accompanying consolidated balance sheets. For the years ended December 31, 2025, 2024 and 2023, the Trust incurred Asset Management Fees of $82, $340 and $86, respectively, which are included in “Gain on sales of investment properties, net” on the accompanying consolidated statements of operations.

Terminated Purchase and Sale Agreement

On July 23, 2025, the Trust, through its subsidiaries, entered into an amendment to its purchase and sale agreement (as amended, the "Agreement") with an unrelated third party ("Buyer") which made the Agreement binding for the sale of all remaining Retail Properties for a price of $947 million. On December 26, 2025, the Agreement was terminated. In connection with the terminated agreement, the Trust recognized $6,389 of deal costs within "General and administrative expenses" and $2,000 of "Other income" related to a non-refundable deposit on the accompanying consolidated statements of operations. As of December 31, 2025, there is an additional $3,000 deposit held in escrow by a third party that the Trust believes is due to the Trust but is in dispute and is not reflected in the consolidated financial statements. The Buyer has sued the Trust in New York State Supreme Court (New York County) for Specific Performance or $200,000 in damages (the "Complaint"). The Trust believes the Complaint is without merit and is aggressively pursuing its dismissal.

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

Impairment of Investment Properties
The Trust’s investment properties are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At such evaluation date, the Trust separately determines whether impairment indicators exist for each property, or disposal group of properties, as may be applicable. Examples of situations considered to be impairment indicators include, but are not limited to:
•a significant change in the credit quality of tenant;
•a reduction in anticipated holding period;
•a significant decrease in market price; and
•any other quantitative or qualitative events or factors deemed significant by the Trust’s management.
If the presence of one or more impairment indicators as described above is identified on an evaluation date or at any point throughout the year with respect to a property (or disposal group of properties), the asset (or group of assets) is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property or disposal group is considered impaired when the estimated fair value is less than its current carrying value. When performing a test for recoverability or estimating the fair value of impaired investment property, the Trust makes certain complex or subjective assumptions that include, but are not limited to:
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

Investment Properties Held for Sale

In determining whether to classify an investment property or group of investment properties as held for sale, the Trust considers whether (i) management has committed to a plan to sell the investment property, or group of properties in a single transaction, (ii) the investment property is available for immediate sale in its present condition, subject only to terms that are usual and customary, (iii) the Trust has a legally enforceable contract that has been executed and the buyer's due diligence period, if any, has expired, and (iv) actions required for the Trust to complete the plan indicate that it is unlikely that any significant changes will be made.
If all of the above criteria are met, the Trust classifies the investment property as held for sale. When these criteria are met, the Trust (i) suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of in-place lease intangibles and any above or below market lease intangibles and (ii) records the investment property held for sale at the lower of carrying value or estimated fair value. The assets and liabilities associated with investment properties that are classified as held for sale are presented separately on the consolidated balance sheets for the most recent reporting period. As of December 31, 2025 and 2024, there were no properties classified as held for sale.
If circumstances arise that previously were considered unlikely and, as a result, the Trust decides not to sell an investment property previously classified as held for sale or otherwise no longer meets the held for sale criteria, such

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

investment property and its respective assets are reclassified as held and used in the period when the decision is made. Upon reclassification as held and used, the long-lived asset (disposal group) should be measured at the lower of (i) its carrying amount before the investment property was classified as held for sale, adjusted for any depreciation or amortization expense that would have been recognized had the investment property been continuously classified as held and used, or (ii) the fair value at the date of the subsequent decision not to sell or change in circumstances that led to no longer meeting the criteria of held for sale. If the undiscounted cash flows, including estimated proceeds from eventual disposition, over the expected hold period are less than the carrying value, the Trust reflects an impairment charge to write the asset down to its fair value. See Note 5, Impairment of Investment Properties, and Note 6, Fair Value Measurements, for additional information.

Cash and Cash Equivalents

The Trust maintains its cash and cash equivalents at major financial institutions. Cash and cash equivalents totaled $37,130 and $51,886 as of December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, cash equivalents consisted of investments in money market instruments. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Trust periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is remote. While the Trust did not have any accounts with any recently failed financial institution, nor has it experienced any losses to date on its cash and cash equivalents held in bank accounts, there is no assurance that financial institutions in which we hold our cash and cash equivalents will not fail, in which case we may be subject to a risk of loss or delay in accessing all or a portion of our funds exceeding the FDIC insurance coverage, which could adversely impact our short-term liquidity, ability to operate our business, and financial performance.

As a result of these investments in money market instruments, for the years ended December 31, 2025, 2024 and 2023, the Trust earned interest income of $1,025, $1,337 and $1,190, respectively, which are included in "Other income" on the accompanying consolidated statements of operations.

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
Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. The Trust will remove the cash basis designation and resume recording lease income from such tenant on an accrual basis when the Trust believes that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history. For the reporting periods, lease income is accounted for on the accrual basis of accounting. As of December 31, 2025, lease payments of $8,211 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and will be recognized as lease income in January 2025. As of December 31, 2024, lease payments of $8,316 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and were recognized as lease income in January 2024.
The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statement of operations. During the reporting periods, there was no uncollectible lease income.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Right-of-use Lease Assets and Lease Liabilities
The Trust was assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. As of December 31, 2025, the Trust held an interest as lessee of land under 20 non-cancellable ground leases. Rental expense associated with land that the Trust leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease. In accordance with the Master Lease, rental expense associated with land is paid directly by Penney Intermediate Holdings LLC and is included in “Lease income” in the accompanying consolidated statements of operations (see Note 4).
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
The Trust records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. All tax returns remain subject to examination by federal and various state tax jurisdictions. As of December 31, 2025 and 2024, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.
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

(3) INVESTMENT PROPERTIES

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

As of December 31, 2025, the Trust's real estate portfolio consisted of 117 Retail Properties across 35 U.S. states and Puerto Rico.
Lease Intangibles

The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$7,137	$7,137	$7,137	$7,137	$7,137	$71,374	$107,059
In-place lease intangibles (a)	4,260	4,260	4,260	4,260	4,260	42,608	63,908
Lease intangible assets, net (b)	$11,397	$11,397	$11,397	$11,397	$11,397	$113,982	$170,967

Below market lease intangibles (a)	$4,412	$4,412	$4,412	$4,412	$4,412	$44,125	$66,185
Lease intangible liabilities, net (b)	$4,412	$4,412	$4,412	$4,412	$4,412	$44,125	$66,185

(a) Represents the portion of the leases in which the Trust is the lessor. The amortization of above market lease intangibles is recorded as a reduction to lease income, and the amortization of below market lease intangibles is recorded as an increase to lease income. The amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

(b) As of December 31, 2025, lease intangible assets, net and lease intangible liabilities, net are presented net of $56,288 and $21,694 of accumulated amortization, respectively. As of December 31, 2024, lease intangible assets, net and lease intangible liabilities, net are presented net of $46,819 and $17,920 of accumulated amortization, respectively.

As of December 31, 2025 and 2024, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 15.0 years and 16.0 years, respectively.

Amortization expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Amortization of:
In-place lease intangibles	$4,362	$4,633	$4,827
Above market lease intangibles	7,306	7,555	7,768
Below market lease intangibles	4,448	5,111	5,561

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Dispositions

The following table summarizes the disposition activity during the year ended December 31, 2025:

Sale Date	Location	Property Type	Ownership	Square Footage (unaudited)	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
5/23/25	Miami, FL	Retail	Ground Leasehold	191	$15,576	$15,147	$6,230
5/23/25	Pittsburgh, PA	Retail	Fee Simple	182	5,260	5,080	(110)
9/4/25	New Braunfels, TX	Retail	Fee Simple	104	4,942	4,820	(1,391)
9/4/25	Houston, TX	Retail	Fee Simple	104	7,412	7,218	(456)
				581	$33,190	$32,265	$4,273
The following table summarizes the disposition activity during the year ended December 31, 2024:

Sale Date	Location	Property Type	Ownership	Square Footage (unaudited)	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/15/24	Transnational Portfolio (1)	Retail	Fee Simple	302	$16,459	$16,096	$1,497
6/10/24	Roseville, CA	Retail	Fee Simple	167	13,364	13,113	1,026
9/30/24	Miami, FL	Retail	Fee Simple	150	12,249	12,107	1,849
10/25/24	Cherry Hill, NJ	Retail	Fee Simple	181	4,804	4,710	—	(2)
10/25/24	Lynnwood, WA	Retail	Fee Simple	160	12,894	12,604	554
12/17/24	Thousand Oaks, CA	Retail	Fee Simple	145	14,642	13,976	5,506
12/18/24	Overland Park, KS	Retail	Fee Simple	107	2,850	2,781	(751)
				1,212	$77,262	$75,387	$9,681
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

The following table summarizes dispositions for the year ended December 31, 2023:

Sale Date	Location	Property Type	Ownership	Square Footage (unaudited)	Gross Sales Proceeds	Aggregate Proceeds, Net	Gain (Loss)
3/22/23	Temecula, CA	Retail	Fee Simple	125	$6,000	$5,869	$(496)
8/9/23	Katy, TX	Retail	Fee Simple	100	11,282	11,029	2,687
12/6/23	South Jordan, UT	Retail	Fee Simple	99	4,475	4,385	(579)
				324	$21,757	$21,283	$1,612
The dispositions completed during the years ended December 31, 2025, 2024 and 2023 did not qualify for discontinued operations treatment and are not considered individually significant.

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
The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by Penney Intermediate Holdings LLC and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by Penney Intermediate Holdings LLC are not included in the accompanying consolidated statement of operations, except for ground lease payments made by Penney Intermediate Holdings LLC, since recording cash payments made by Penney Intermediate Holdings LLC is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by Penney Intermediate Holdings LLC of $4,115, $4,124 and $4,062 for the years ended December 31, 2025, 2024 and 2023, respectively, were paid directly to the ground lessor by Penney Intermediate Holdings LLC and were included in “Lease income” in the accompanying consolidated statements of operations.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by Penney Intermediate Holdings LLC to the Trust in accordance with the terms of the Master Lease, and are presented net of reimbursement from Penney Intermediate Holdings LLC on the consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023, the Trust remitted sales and use taxes of $288, $482 and $795, respectively, which were fully reimbursed by Penney Intermediate Holdings LLC as of the end of each corresponding reporting period.
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

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

The disaggregation of the Trust’s lease income as either fixed or variable lease income based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification ("ASC") Topic 842 is as follows:

	Year ended December 31,
	2025	2024	2023
Lease income related to fixed and variable lease payments
Fixed lease income	$94,464	$98,839	$102,073
Variable lease income (a)	3,979	2,140	—
Straight-line rental income, net (b)	(2,175)	(2,275)	(2,346)
Ground lease reimbursement income (c)	4,115	4,124	4,062
Other
Amortization of above and below market lease intangibles (d)	(2,858)	(2,444)	(2,207)
Lease income	$97,525	$100,384	$101,582
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

As of December 31, 2025, undiscounted lease payments to be received under operating leases, excluding amounts resulting from CPI adjustments, for the next five years and thereafter are as follows:

Lease Payments
2026	$92,848
2027	92,848
2028	92,848
2029	92,848
2030	92,848
Thereafter	928,474
Total	$1,392,714
The weighted average remaining lease terms was approximately 15.0 years as of December 31, 2025.

Leases as Lessee

The Trust was originally assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. During the year ended December 31, 2025, the Trust sold one Retail Property which was subject to a ground lease, and upon sale, the Trust assigned its interest as lessee of land. As of December 31, 2025, the Trust held an interest as lessee of land under 20 non-cancellable ground leases. The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised. All option terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease.

The components of ground lease rent expense, which are included within “Operating expenses” in the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, were as follows:

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

	Year Ended December 31,
	2025	2024	2023
Amortization of:
Above market ground lease intangibles	$(641)	$(641)	$(641)
Below market ground lease intangibles	1,313	1,460	1,460
Right-of-use assets	1,002	1,006	1,012
Interest expense	4,159	4,156	4,150
Ground lease rent expense	$5,833	$5,981	$5,981

There were no cash payments for ground lease rent expense as these payments are made by the tenant.

As of December 31, 2025, undiscounted future rental obligations to be paid under the long-term ground leases by Penney Intermediate Holdings LLC under the terms of the Master Lease on behalf of the Trust, including fixed rental increases for the next five years and thereafter, are as follows:

Lease Obligations
2026	$4,136
2027	4,195
2028	4,255
2029	4,334
2030	4,327
Thereafter	207,216
Less imputed interest	(190,636)
Lease liabilities as of December 31, 2025	$37,827
The Trust’s long-term ground leases had a weighted average remaining lease term of 41.4 years and a weighted average discount rate of 11.0% as of December 31, 2025.

(5) IMPAIRMENT OF INVESTMENT PROPERTIES
For the years ended December 31, 2025, 2024 and 2023, the Trust recognized impairment charges of $12,954, $2,081 and $0, respectively.

As of September 30, 2025, the Trust concluded that all Retail Properties met held for sale criteria and recognized an impairment charge of $10,671 based on its estimate of the fair value of the assets and liabilities associated with investment properties held for sale, less anticipated costs to sell, based on the contracted sale price for the portfolio (see Note 1).

As discussed in Note 1, the Agreement was terminated on December 26, 2025. As of December 31, 2025, the Retail Properties were reclassified as held for use. In connection with this reclassification, the Trust evaluated all properties for impairment under a held for use model as if the retail properties had not been held for sale previously, which included recording depreciation expense through December 31, 2025. The Trust then evaluated impairment indicators for each individual property under a held for use model using a shortened hold period for all properties by performing an undiscounted step 1 impairment analysis. As of December 31, 2025, there were four properties that failed the undiscounted cash flow trigger assessment and have been impaired to their estimated fair value. At the time of the reclassification from the held for sale to held for use impairment model, the incremental impairment charge recorded was $2,283.

For the year ended December 31, 2024, the Trust recognized an impairment charge of $2,081 related to one Retail Property that was classified as held for sale as of September 30, 2024. This Retail Property was subsequently sold in October 2024.

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

Recurring Fair Value Measurements

As of December 31, 2025 and 2024, the Trust did not hold any assets or liabilities that are measured at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

During the year ended December 31, 2025, the Trust recognized impairment charges of $12,954 in order to adjust the carrying values of four Retail Properties to their respective estimated fair value based on broker opinions of value using a combination of methods to determine their value, including but not limited to replacement value, discounted cash flows and the income approach based on historical and forecasted operating results of the specific properties. The Trust determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

During the year ended December 31, 2024, the Trust recognized an impairment charge of $2,081 in order to adjust the carrying value of a Retail Property based on a sales contract with an unrelated third party. The Trust determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

For the year ended December 31, 2023, the Trust did not remeasure any assets to fair value on a nonrecurring basis, and no impairment charge was recorded.

(7) COMMITMENTS AND CONTINGENCIES
Master Leases
Landlord Option Properties: On the Effective Date, the Retail Master Lease provided the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice. This option is limited (for the Trust, but not for future landlords) to eight Retail Properties in any lease year. During 2025, no Retail Property with landlord termination options was sold, and as of December 31, 2025, the Trust had sold 17 Landlord Option Properties, and there were six remaining Landlord Option Properties.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

Tenant Option Properties: On the Effective Date, the Retail Master Lease provided Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease upon 24 months' prior written notice as to all or a portion of any one or more of six specified properties. This option is limited to no more than five Properties in any lease year. During 2025, no Retail Properties with tenant termination options were sold, and as of December 31, 2025, the Trust had sold five Tenant Option Properties, and there was one remaining Tenant Option Property.

Substitution Options and Go Dark Rights: The Retail Master Lease provides Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease with respect to selected sub-performing properties upon replacement of such sub-performing properties with qualified replacement properties in accordance with the terms and conditions of the Retail Master Lease. Notwithstanding the foregoing, Penney Intermediate Holdings LLC shall only be entitled to exercise a substitution option (i) between the third and 15th anniversary of the commencement date of the Retail Master Lease and (ii) if the aggregate allocated base rent amounts for all Go Dark/Substitution Properties (as defined in the Retail Master Lease) during the applicable period (as described in the Retail Master Lease) is less than or equal to 15% of the aggregate first year’s base rent. The Retail Master Lease also provides Penney Intermediate Holdings LLC with the limited right to “go dark” (i.e., cease operations) at one or more Retail Properties in certain limited circumstances as set forth in the Retail Master Lease; provided that such right does not relieve Penney Intermediate Holdings LLC of its obligation to make any rent payments that are due and owing. As of December 31, 2025, Penney Intermediate Holdings LLC has not ceased operations at any of the Retail Properties.

Tenant Purchase Rights: On the Effective Date, the Master Leases contained preferential offer rights in favor of Penney Intermediate Holdings LLC with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable Penney Intermediate Holdings LLC, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified minimum price related to the preferential purchase price. As of December 31, 2025, 23 of these Retail Properties, of which five were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold. During the year ended December 31, 2025, Penney Intermediate Holdings LLC exercised its right of first offer to purchase Retail Properties located in Pittsburgh, PA and Miami, FL, and both properties were sold in May 2025.

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

Significant Risks and Uncertainties
Although disruptions stemming from the COVID-19 pandemic have subsided, inflation, fluctuations in interest rates, reduced consumer spending, labor shortages, supply chain disruptions, tariff policy uncertainty and global capital markets volatility pose increasing risks to the Company and the U.S. economy. The ongoing and potential future impacts of changes in trade relationships and tariff policies, as well as global conflicts, such as between Russia and Ukraine and in the Middle East, among others are also contributing to economic and geopolitical uncertainty. While we did not incur any disruptions to our lease income and occupancy during the year ended December 31, 2025, as a result of these adverse political and economic conditions, credit markets or other events, we continue to closely monitor the impact of these factors as they may have a negative impact on our or Penney Intermediate Holdings LLC’s business.

Concentration of Credit Risk

As of December 31, 2025, all of the Properties were leased to Penney Intermediate Holdings LLC, and all of the Trust’s lease income was derived from the Master Leases (see Note 3). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of Penney Intermediate Holdings LLC, and Penney Intermediate Holdings LLC provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on Penney Intermediate Holdings LLC’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

As of December 31, 2025, the Trust's properties are located across 35 U.S. states and Puerto Rico. For the years ended December 31, 2025, 2024 and 2023, the Trust's lease income was concentrated in two states: California and Texas. The Trust's concentration of lease income in these two states are as follows:

	Year Ended December 31,
	2025	2024	2023
California	18.6%	18.6%	18.8%
Texas	12.6%	13.3%	13.0%

Litigation
From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. When the Trust determines that a loss is both probable and reasonably estimable, a liability is recorded and disclosed if the amount is material to the Trust's business taken as a whole. When a material loss is only reasonably possible, the Trust does not record a liability, but instead discloses the nature and the amount of the claim and an estimate of the loss or range of loss, if such an estimate can reasonably be made. Legal costs related to the defense of loss contingencies are expensed as incurred. As discussed in Note 1, as a result of the termination of the Agreement, the Buyer has sued the Trust for Specific Performance or $200,000 in damages. The Trust believes the Complaint is without merit and is proceeding accordingly.
Although the Trust does not believe the pending litigation will have a material adverse effect on its business, financial condition or operations, there are inherent uncertainties in litigation and other claims and regulatory proceedings and such pending matters could result in unexpected expenses and liabilities and might materially adversely affect its business, financial condition or operations,including the Trust's ability to sell the Properties until it is resolved.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(in thousands, except certificate and per certificate amounts)

(8) SUBSEQUENT EVENTS

Subsequent to December 31, 2025, we paid monthly distributions to Certificateholders of $8,410 or $0.11 per certificate in January 2025, $4,723 or $0.06 per certificate in February 2025 and $6,213 or $0.08 per certificate in March 2025.

Subsequent to December 31, 2025, on February 10, 2026, the Trust filed a Motion to Dismiss the Complaint. See discussion in Note 1 - Organization - Terminated Purchase and Sale Agreement and Note 7 - Commitments and Contingencies - Litigation.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2025.

The Rules of the SEC do not require, and this Annual Report on Form 10-K does not include an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2025, no executive officer of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K. Furthermore, the executive officers of the Trust do not and are not permitted to, directly or indirectly, own any of the Trust Certificates.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust does not currently have, and will not have, directors.

Below is a list of names, ages and a brief account of the business experience as of December 31, 2025 of our executive officers.

Name	Age	Position
Neil Aaronson	52	Principal Executive Officer
Larry Finger	72	Principal Financial Officer

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Trust has 75 million Trust Certificates issued and outstanding as of February 14, 2026. The following table sets forth estimated information regarding the beneficial ownership of the Trust Certificates with respect to each Certificateholder that is a beneficial owner of more than 5% of the Trust Certificates. The Trust does not have directors. The Principal Executive Officer and the Principal Financial Officer of the Trust do not and are not permitted to, directly or indirectly, own any of the Trust Certificates.

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

Name of Beneficial Owner	Title of Class	Number of Trust Certificates Owned	Percentage of Trust Certificates Owned
H/2 Capital Partners(a) 680 Washington Blvd., 7th Floor Stamford, CT 06901	Trust Certificates	29,266,536	39.02%
Silver Point Capital, L.P. (b) Two Greenwich Plaza, Suite 1 Greenwich, CT 06830	Trust Certificates	9,664,039	12.89%
Sixth Street Partners, LLC (c) 2100 McKinney Avenue, Suite 1500 Dallas, TX 75201	Trust Certificates	7,353,908	9.81%
Sculptor Capital LP (f) 9 West 57 Street, 39th Floor New York, NY 10019	Trust Certificates	4,579,917	6.11%

a.Based upon a Schedule 13D filed October 8, 2025 by Byway 1 Corp. and a Schedule 13D filed October 8, 2025 by Spencer B. Haber, solely in his capacity as the managing member of the general partner or investment manager of Byway 1 Corp. and the Other Reporting Persons (as defined in the Schedule 13D). Each of Spencer B. Haber and the foregoing entities disclaims beneficial ownership of the securities reported, except to the extent of its or his pecuniary interest therein, if any. H/2 Capital Partners and its affiliated investment funds voted in favor of the Trust Agreement Amendment.
b.Based upon Amendment No. 1 to the Schedule 13G jointly filed on January 10, 2025 by Silver Point Capital, L.P. (“Silver Point”), the Funds (as defined below), Mr. Mulé and Mr. O'Shea and (b) the Form 4 jointly filed by Silver Point, Mr. Mulé and Mr. O’Shea on October 23, 2025, Silver Point or its wholly owned subsidiaries are the investment managers of Silver Point Capital Fund, L.P., Silver Point Capital Offshore Master Fund, L.P., Silver Point Distressed Opportunities Fund, L.P. and Silver Point Distressed Opportunity Institutional Partners, L.P. (collectively, the “Funds”) and, by reason of such status, may be deemed to be the beneficial owner of the reported securities held by the Funds. Silver Point Capital Management, LLC (“Management”) is the general partner of Silver Point and as a result may be deemed to be the beneficial owner of all securities held by the Funds. Messrs. Edward A. Mulé and Robert J. O’Shea are each members of Management and have voting and investment power with respect to the securities held by the Funds and as a result may be deemed to be the beneficial owner of the securities held by the Funds. Each of Messrs. Edward A. Mulé and Robert J. O’Shea disclaims beneficial ownership of the securities reported, except to the extent of his pecuniary interest therein, if any.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Registration Rights Agreement

The Trust has entered into a registration rights and resale cooperation agreement (the “Registration Rights Agreement”) providing for, among other things, (i) a resale registration statement at the request of Certificateholders holding, together with their affiliates, in excess of 9% of the outstanding Trust Certificates, (ii) customary “piggy-back rights” for all Certificateholders, holding, together with their affiliates, at least 0.5% of the outstanding Trust Certificates, and (iii) cooperation assistance for sales of the Trust Certificates pursuant to an exemption from the registration requirements of the Securities Act. The Trust has not identified any Certificateholder who would require resale registration for their Trust Certificates; however, each Certificateholder will need to make their own determination as to whether such registration rights are needed. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity of Securities.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees for professional audit services rendered for the audits of our annual financial statements by PricewaterhouseCoopers LLP and fees for other services rendered by them:

	2025	2024	2023
Audit Fees (a)	$750	$750	$750
All Other Fees (b)	2	2	6
Tax Fees (c)	121	66	123
Total Fees	$873	$818	$879

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.The following documents are filed as part of this Annual Report on Form 10-K:
i.The consolidated financial statements of the Trust are set forth in this report in Item 8. "Financial Statements and Supplementary Data.”
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

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025
(dollar amounts in thousands)

				Initial Cost		Gross Amount Carried at Close of Period (b)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Alliance Town Center	Fort Worth, TX	Retail	—	1,150	3,729	—	1,150	3,729	4,879	495	2021	(c)
Antelope Valley Mall	Palmdale, CA	Retail	—	3,050	4,742	—	3,050	4,742	7,792	690	2021	(c)
Arden Fair Mall	Sacramento, CA	Retail	—	1,200	8,455	—	1,200	8,455	9,655	1,221	2021	(c)
Arrowhead Towne Center	Glendale, AZ	Retail	—	4,500	5,862	—	4,500	5,862	10,362	854	2021	(c)
Ashland Town Center	Ashland, KY	Retail	—	—	3,114	—	—	3,114	3,114	408	2021	(c)
Baybrook Mall	Friendswood, TX	Retail	—	—	1,580	—	—	1,580	1,580	223	2021	(c)
Bellis Fair	Bellingham, WA	Retail	—	1,550	2,744	—	1,550	2,744	4,294	399	2021	(c)
Boise Towne Square	Boise, ID	Retail	—	2,600	6,595	—	2,600	6,595	9,195	958	2021	(c)
Brea Mall	Brea, CA	Retail	—	—	933	—	—	933	933	159	2021	(c)
Center at Owasso	Owasso, OK	Retail	—	—	2,533	—	—	2,533	2,533	330	2021	(c)
Clackamas Town Center	Portland (Happy Valley), OR	Retail	—	6,900	4,722	—	6,900	4,722	11,622	697	2021	(c)
Columbia Center	Kennewick, WA	Retail	—	3,450	10,268	—	3,450	10,268	13,718	1,479	2021	(c)
Coral Ridge Mall	Coralville, IA	Retail	—	800	2,624	—	800	2,624	3,424	387	2021	(c)
Coronado Center	Albuquerque, NM	Retail	—	2,750	6,050	—	2,750	6,050	8,800	879	2021	(c)
Cottonwood Mall	Albuquerque, NM	Retail	—	3,400	4,247	—	3,400	4,247	7,647	623	2021	(c)
Danbury Fair	Danbury, CT	Retail	—	1,800	3,554	—	1,800	3,554	5,354	528	2021	(c)
Deerbrook Mall	Humble, TX	Retail	—	3,100	1,172	—	3,100	1,172	4,272	186	2021	(c)
El Mercado Plaza	El Paso, TX	Retail	—	—	5,050	—	—	5,050	5,050	661	2021	(c)
Fairmont Center	Pasadena, TX	Retail	—	—	2,571	—	—	2,571	2,571	327	2021	(c)
First & Main Town Center	Colorado Springs, CO	Retail	—	—	3,859	—	—	3,859	3,859	511	2021	(c)
First Colony Mall	Sugarland, TX	Retail	—	3,450	2,067	—	3,450	2,067	5,517	317	2021	(c)
Florence Mall	Florence, KY	Retail	—	2,200	5,419	—	2,200	5,419	7,619	792	2021	(c)
Fox River Mall	Appleton, WI	Retail	—	1,847	600	—	1,847	600	2,447	102	2021	(c)
Freehold Raceway Mall	Freehold, NJ	Retail	—	3,750	6,026	24	3,196	5,286	8,482	880	2021	(c)
Galleria at Sunset	Henderson, NV	Retail	—	—	5,321	—	—	5,321	5,321	774	2021	(c)
Galleria at Tyler	Riverside, CA	Retail	—	8,800	1,584	—	8,800	1,584	10,384	259	2021	(c)
Gateway Shopping Center I & II	Brooklyn, NY	Retail	—	—	5,395	26	—	5,421	5,421	651	2021	(c)
Glendale Galleria	Glendale, CA	Retail	—	12,100	6,114	—	12,100	6,114	18,214	902	2021	(c)
Golden Triangle Mall	Denton, TX	Retail	—	1,550	1,178	—	1,550	1,178	2,728	187	2021	(c)
Grand Traverse Mall	Traverse City, MI	Retail	—	850	1,218	—	850	1,218	2,068	184	2021	(c)
Hamilton Town Center	Noblesville, IN	Retail	—	1,950	4,163	—	1,950	4,163	6,113	549	2021	(c)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025
(dollar amounts in thousands)

				Initial Cost		Gross Amount Carried at Close of Period (b)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Hawthorn S/C	Vernon Hills, IL	Retail	—	4,100	2,425	—	3,379	2,065	5,444	375	2021	(c)
High Pointe Commons	Harrisburg, PA	Retail	—	2,950	2,191	—	2,950	2,191	5,141	300	2021	(c)
Huntington Park CBD	Huntington Park, CA	Retail	—	2,450	671	—	2,450	671	3,121	108	2021	(c)
Imperial Valley Mall	El Centro, CA	Retail	—	1,650	4,070	—	1,650	4,070	5,720	545	2021	(c)
Killeen Mall	Killeen, TX	Retail	—	1,700	790	—	1,700	790	2,490	125	2021	(c)
Lakeline Mall	Cedar Park, TX	Retail	—	2,250	2,093	—	2,250	2,093	4,343	321	2021	(c)
Lakeside Mall	Sterling Hts, MI	Retail	—	650	5,447	—	650	5,447	6,097	813	2021	(c)
Mall Del Norte	Laredo, TX	Retail	—	3,100	2,887	—	3,100	2,887	5,987	432	2021	(c)
Mall of Louisiana	Baton Rouge, LA	Retail	—	1,500	4,726	—	1,500	4,726	6,226	690	2021	(c)
Mayaguez Mall	Mayaguez, PR	Retail	—	—	4,255	—	—	4,255	4,255	600	2021	(c)
Meadowood Mall	Reno, NV	Retail	—	8,935	996	—	8,935	996	9,931	170	2021	(c)
Meadows Mall	Las Vegas, NV	Retail	—	3,000	7,114	—	3,000	7,114	10,114	1,032	2021	(c)
Mid Rivers Mall	St Peters, MO	Retail	—	2,000	1,328	—	2,000	1,328	3,328	188	2021	(c)
Midland Park Mall	Midland, TX	Retail	—	1,150	2,606	—	1,150	2,606	3,756	386	2021	(c)
Mokena Marketplace	Mokena, IL	Retail	—	900	3,782	—	900	3,782	4,682	490	2021	(c)
Newport Centre	Jersey City, NJ	Retail	—	51,400	5,024	38	44,402	4,473	48,875	752	2021	(c)
North Riverside Park Mall	North Riverside, IL	Retail	—	4,000	5,413	—	4,000	5,413	9,413	812	2021	(c)
Northridge Fashion Center	Northridge, CA	Retail	—	10,450	3,578	—	10,450	3,578	14,028	551	2021	(c)
Northshore Mall	Peabody, MA	Retail	—	3,150	5,203	—	3,150	5,203	8,353	761	2021	(c)
Oak Park Mall	Overland Park, KS	Retail	—	—	5,989	—	—	5,989	5,989	886	2021	(c)
Oakland Mall	Troy, MI	Retail	—	2,650	2,860	—	2,650	2,860	5,510	446	2021	(c)
Oakridge Court	Algonquin, IL	Retail	—	1,500	4,878	—	1,500	4,878	6,378	625	2021	(c)
Orland Square	Orland Park, IL	Retail	—	2,450	6,329	—	2,450	6,329	8,779	937	2021	(c)
Pacific View Mall	Ventura, CA	Retail	—	1,500	7,298	—	1,500	7,298	8,798	1,051	2021	(c)
Palm Valley Cornerstone	Goodyear, AZ	Retail	—	3,400	5,825	—	3,400	5,825	9,225	723	2021	(c)
Pembroke Lakes Mall	Pembroke Pines, FL	Retail	—	6,800	3,197	—	6,800	3,197	9,997	480	2021	(c)
Peninsula Town Center	Hampton, VA	Retail	—	2,000	3,572	—	2,000	3,572	5,572	475	2021	(c)
Penn Square Mall	Oklahoma City, OK	Retail	—	—	2,262	—	—	2,262	2,262	291	2021	(c)
Pier Park	Panama City Beach, FL	Retail	—	1,750	2,299	—	1,750	2,299	4,049	303	2021	(c)
Plaza at West Covina	West Covina, CA	Retail	—	3,550	8,742	—	3,550	8,742	12,292	1,271	2021	(c)
Plaza Centro	Caguas, PR	Retail	—	—	3,864	—	—	3,864	3,864	564	2021	(c)
Polaris Fashion Place	Columbus, OH	Retail	—	2,900	2,945	—	2,900	2,945	5,845	434	2021	(c)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025
(dollar amounts in thousands)

				Initial Cost		Gross Amount Carried at Close of Period (b)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
Post Oak Mall	College Station, TX	Retail	—	1,550	791	—	1,550	791	2,341	115	2021	(c)
Rivertown Crossings	Grandville, MI	Retail	—	950	2,563	—	950	2,563	3,513	373	2021	(c)
Rockaway Townsquare	Rockaway, NJ	Retail	—	4,050	9,336	—	4,050	9,336	13,386	1,353	2021	(c)
Rosedale S/C	Roseville, MN	Retail	—	4,050	4,671	—	4,050	4,671	8,721	693	2021	(c)
Shackleford Crossing	Little Rock, AR	Retail	—	2,150	3,120	—	2,150	3,120	5,270	418	2021	(c)
Sherman Town Center	Sherman, TX	Retail	—	2,358	560	—	2,358	560	2,918	90	2021	(c)
Shops at Moore	Moore, OK	Retail	—	1,250	3,022	—	1,250	3,022	4,272	406	2021	(c)
Solano Town Center	Fairfield, CA	Retail	—	2,500	7,210	—	2,500	7,210	9,710	1,047	2021	(c)
South Point S/C	Mcdonough, GA	Retail	—	2,200	1,807	—	2,200	1,807	4,007	253	2021	(c)
Southaven Towne Center	Southaven, MS	Retail	—	1,450	3,560	—	1,450	3,560	5,010	484	2021	(c)
SouthPark Center	Strongsville, OH	Retail	—	2,100	1,856	—	2,100	1,856	3,956	292	2021	(c)
Southpark Mall	Colonial Hts, VA	Retail	—	1,350	4,206	—	1,350	4,206	5,556	613	2021	(c)
Southpark Meadows S/C	Austin, TX	Retail	—	—	1,917	—	—	1,917	1,917	266	2021	(c)
St Charles Towne Center	Waldorf, MD	Retail	—	1,850	3,834	—	1,850	3,834	5,684	565	2021	(c)
Staten Island Mall	Staten Island, NY	Retail	—	17,100	2,933	—	15,171	2,653	17,824	450	2021	(c)
Stone Creek Towne Center	Colerain Township, OH	Retail	—	1,750	2,841	—	1,750	2,841	4,591	383	2021	(c)
Stones River Mall	Murfreesboro, TN	Retail	—	700	2,467	—	700	2,467	3,167	334	2021	(c)
Sunrise Mall	Brownsville, TX	Retail	—	1,650	2,486	—	1,650	2,486	4,136	370	2021	(c)
Superstition Springs Mall	Mesa, AZ	Retail	—	5,900	3,385	—	5,900	3,385	9,285	508	2021	(c)
Teas Crossing	Conroe, TX	Retail	—	2,200	1,844	—	2,200	1,844	4,044	252	2021	(c)
The Mall at Bay Plaza	Bronx, NY	Retail	—	—	1,155	—	—	1,155	1,155	197	2021	(c)
The Mall at Robinson T/C	Pittsburgh, PA	Retail	—	550	7,476	—	550	7,476	8,026	1,053	2021	(c)
The Mall at Rockingham Park	Salem, NH	Retail	—	2,300	6,295	—	2,300	6,295	8,595	911	2021	(c)
The Mall at Turtle Creek	Jonesboro, AR	Retail	—	2,555	534	—	2,555	534	3,089	87	2021	(c)
The Mall at Tuttle Crossing	Dublin, OH	Retail	—	1,700	3,267	—	1,700	3,267	4,967	490	2021	(c)
The Mall at Wellington Green	Wellington, FL	Retail	—	6,750	2,101	—	6,750	2,101	8,851	326	2021	(c)
The Orchard at Slatten Ranch	Antioch, CA	Retail	—	4,100	3,328	—	4,100	3,328	7,428	435	2021	(c)

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025
(dollar amounts in thousands)

				Initial Cost		Gross Amount Carried at Close of Period (b)
Description	Location	Property Type	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life upon which Depreciation is Computed
The Parks at Arlington	Arlington, TX	Retail	—	2,100	4,510	—	2,100	4,510	6,610	665	2021	(c)
The Plaza at Shoal Creek	Kansas City, MO	Retail	—	1,050	2,095	—	1,050	2,095	3,145	289	2021	(c)
The Shoppes at Buckland Hills	Manchester, CT	Retail	—	2,150	3,088	—	2,150	3,088	5,238	461	2021	(c)
The Shops at Fallen Timbers	Maumee, OH	Retail	—	2,100	1,135	—	2,100	1,135	3,235	167	2021	(c)
The Shops at Montebello	Montebello, CA	Retail	—	12,086	944	—	12,086	944	13,030	161	2021	(c)
The Streets at Southpoint	Durham, NC	Retail	—	3,250	943	—	3,250	943	4,193	152	2021	(c)
Town Center at Aurora	Aurora, CO	Retail	—	3,200	5,865	—	3,200	5,865	9,065	857	2021	(c)
Twelve Oaks Mall	Novi, MI	Retail	—	1,900	4,267	—	1,900	4,267	6,167	632	2021	(c)
Valle Vista Mall	Harlingen, TX	Retail	—	1,900	777	—	1,900	777	2,677	127	2021	(c)
Valley Plaza	Bakersfield, CA	Retail	—	—	7,069	—	—	7,069	7,069	1,026	2021	(c)
Victoria Gardens	Rancho Cucamonga, CA	Retail	—	2,050	8,434	—	2,050	8,434	10,484	1,122	2021	(c)
Waterside Marketplace	Chesterfield Townshp, MI	Retail	—	700	3,982	—	700	3,982	4,682	515	2021	(c)
Waxahachie Towne Center Crossing	Waxahachie, TX	Retail	—	1,150	2,706	—	1,150	2,706	3,856	353	2021	(c)
Westfarms Mall	Farmington, CT	Retail	—	—	6,041	—	—	6,041	6,041	775	2021	(c)
Westfield Brandon	Brandon, FL	Retail	—	4,300	3,950	—	4,300	3,950	8,250	586	2021	(c)
Westfield Broward	Plantation, FL	Retail	—	6,950	3,445	—	6,950	3,445	10,395	518	2021	(c)
Westfield Countryside	Clearwater, FL	Retail	—	5,200	1,223	—	5,200	1,223	6,423	206	2021	(c)
Westfield North County	Escondido, CA	Retail	—	—	3,694	—	—	3,694	3,694	552	2021	(c)
Westfield Palm Desert	Palm Desert, CA	Retail	—	3,450	3,276	—	3,450	3,276	6,726	480	2021	(c)
Westfield Plaza Bonita	National City, CA	Retail	—	5,650	4,705	—	5,650	4,705	10,355	693	2021	(c)
Westfield Santa Anita	Arcadia, CA	Retail	—	—	2,591	—	—	2,591	2,591	407	2021	(c)
Westfield Southcenter	Tukwila, WA	Retail	—	—	14,616	—	—	14,616	14,616	1,954	2021	(c)
Westmoreland Mall	Greensburg, PA	Retail	—	800	6,713	—	800	6,713	7,513	970	2021	(c)
White Marsh Mall	Baltimore, MD	Retail	—	6,100	2,580	—	6,100	2,580	8,680	391	2021	(c)
Wolfchase Galleria	Memphis, TN	Retail	—	2,150	2,101	—	2,150	2,101	4,251	326	2021	(c)
Woodbridge Center	Woodbridge, NJ	Retail	—	10,655	1,094	—	10,655	1,094	11,749	187	2021	(c)
Yuma Palms Regional Center	Yuma, AZ	Retail	—	1,650	5,764	—	1,650	5,764	7,414	715	2021	(c)
Total properties				$362,186	$444,321	$88	$351,984	$442,416	$794,400	$63,600

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025
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
b.The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $807 million.
c.Depreciation is computed based on the following estimated useful lives: Buildings and Improvements 19-43 years.

COPPER PROPERTY CTL PASS THROUGH TRUST
Schedule III - Real Estate and Accumulated Depreciation
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025
(dollar amounts in thousands)

Reconciliation of investment properties:

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$825,871	$901,001	$919,637
Provision for impairment of investment properties	(12,195)	(2,081)	—
Sales of investment properties	(19,276)	(73,049)	(18,636)
Costs capitalized subsequent to acquisition	—	—	—
Balance, end of period	$794,400	$825,871	$901,001

Reconciliation of accumulated depreciation:

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$52,104	$41,818	$27,742
Depreciation expense	13,092	13,849	14,418
Sales of investment properties	(1,596)	(3,563)	(342)
Balance, end of period	$63,600	$52,104	$41,818

b. Exhibits

Exhibit No.	Description
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

3.4
Amendment No. 3 to Amended and Restated Pass-Through Trust Agreement, dated as of July 18, 2025, between Copper BidCo LLC, as beneficiary, and GLAS Trust Company LLC, as trustee. (incorporated herein by reference to Annex A of the Company's Notice of Certificateholders Action by Written Consent on Schedule 14C (filed with the Commission on July 29, 2025 (File No. 000-56236)).

3.5
Amendment No. 4 to Amended and Restated Pass-Through Trust Agreement, dated as of January 29, 2026, between Copper BidCo LLC, as beneficiary, and GLAS Trust Company LLC, as trustee. (incorporated herein by reference to Annex A of the Company's Notice of Certificateholders Action by Written Consent on Preliminary Schedule 14C (filed with the Commission on January 30, 2026 (File No. 000-000-56236)).

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

10.3
Purchase and Sale Agreement, dated as of June 16, 2025 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the Commission on November 10, 2025 (File No. 000-56236)).

10.4
Amendment No. 1 to Purchase and Sale Agreement (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the Commission on November 10, 2025 (File No. 000-56236)).

10.5
Amendment No. 2 to Purchase and Sale Agreement (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the Commission on November 10, 2025 (File No. 000-56236)).

19
Copper Property CTL Pass Through Trust Insider Trading Policy (incorporated herein by reference to Exhibit 19 of the Company's Annual Report on Form 10-K filed with the Commission on March 7, 2025 (File No. 000-56236)).

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
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	March 13, 2026

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	March 13, 2026