Form 10-K/A
period 2025-12-31
Copper Property CTL Pass Through Trust
filed 2026-05-27
CIK 1837671

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Index to Exhibits begins on page 4.

Explanatory Note
This Amendment No. 1 (the "Amendment") to the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025 of Copper Property CTL Pass Through Trust is filed for the sole purpose of amending Item 15 of Part IV to include the consolidated financial statements of Penney Intermediate Holdings LLC and its subsidiaries (collectively "Penney Intermediate Holdings LLC"), which were not available at the time the combined Annual Report on Form 10-K was initially filed. At December 31, 2025, our Properties leased to Penney Intermediate Holdings LLC constituted more than 20% of our assets and these properties were leased to Penney Intermediate Holdings LLC under long-term, triple-net leases that transfer substantially all operating costs to Penney Intermediate Holdings LLC and Penney Intermediate Holdings LLC’s financial statements may thus be material to investors. The audited financial statements of Penney Intermediate Holdings LLC as of January 31, 2026 and February 1, 2025, and for the years ended January 31, 2026 and February 1, 2025 are attached to this report as Exhibit 99.1. These financial statements were provided to us by Penney Intermediate Holdings LLC, and Copper Property CTL Pass Through Trust did not participate in their preparation or review.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.The financial statements and financial statement schedules for Copper Property CTL Pass Through Trust were previously listed in and included with the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 13, 2026.
i.The audited financial statements of Penney Intermediate Holdings LLC as of January 31, 2026 and February 1, 2025, and for the years ended January 31, 2026 and February 1, 2025 are attached as Exhibit 99.1 hereto.
b.The following exhibits are included or incorporated by reference in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K).

b. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
99.1**	Consolidated Financial Statements of Penney Intermediate Holdings LLC as of January 31, 2026 and February 1, 2025, and for the years ended January 31, 2026 and February 1, 2025.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).

** Since Penney Intermediate Holdings LLC leases more than 20% of our total assets under triple net leases, the financial status of Penney Intermediate Holdings LLC may be considered relevant to Certificateholders. Penney Intermediate Holdings LLC’s most recently available audited consolidated financial statements as of January 31, 2026 and February 1, 2025, and for the years ended January 31, 2026 and February 1, 2025 are attached as Exhibit 99.1 to this Amendment No. 1 to the Annual Report on Form 10-K. We have not participated in the preparation of Penney Intermediate Holdings LLC’s financial statements nor do we have the right to dictate the form of any financial statements provided to us by Penney Intermediate Holdings LLC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	May 27, 2026

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	May 27, 2026