Form 10-Q
period 2026-09-30
Copper Property CTL Pass Through Trust
filed 2026-11-10
CIK 1837671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

COPPER PROPERTY CTL PASS THROUGH TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Balance Sheets
(Unaudited)
(in thousands except certificate amounts)

	As of September 30, 2026	As of December 31, 2025
Assets
Investment properties:
Land and improvements	$351,984	$351,984
Building and other improvements	442,416	442,416
	794,400	794,400
Less: accumulated depreciation	(73,257)	(63,600)
Net investment properties	721,143	730,800
Cash and cash equivalents	42,135	37,130
Accounts receivable, including straight-line rent	30,447	32,050
Lease intangible assets, net	162,409	170,967
Right-of-use lease assets, net	76,594	77,816
Other assets, net	1,738	112
Total assets	$1,034,466	$1,048,875

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$4,285	$4,080
Lease intangible liabilities, net	62,876	66,185
Lease liabilities	37,855	37,827
Other liabilities	15,381	8,219
Total liabilities	120,397	116,311

Commitments and contingencies (Note 5)

Equity:
Trust certificates, no par value, 75,000,000 certificates authorized, issued and outstanding, as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,952,120	1,952,120
Accumulated distributions in excess of earnings	(1,038,051)	(1,019,556)
Total equity	914,069	932,564
Total liabilities and equity	$1,034,466	$1,048,875

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Operations
(Unaudited)
(in thousands, except certificate and per certificate amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Lease income	$24,450	$24,207	$73,346	$73,426

Expenses:
Operating expenses	3,034	2,998	9,177	9,206
Depreciation and amortization	4,287	4,347	12,862	13,142
Provision for impairment of investment properties	—	10,671	—	10,671
General and administrative expenses	4,512	3,408	12,956	6,005
Total expenses	11,833	21,424	34,995	39,024

Other income:
(Loss) gain on sales of investment properties	—	(1,851)	—	4,273
Other income	371	358	813	882
Total other income (loss)	371	(1,493)	813	5,155

Net income	$12,988	$1,290	$39,164	$39,557

Earnings per certificate – basic and diluted:
Net income per certificate - basic and diluted	$0.17	$0.02	$0.52	$0.53
Weighted average number of certificates outstanding – basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Equity
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Three Months Ended September 30, 2025	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of July 1, 2025	75,000,000	$1,952,120	$(978,612)	$973,508
Net income	—	—	1,290	1,290
Distributions paid to Certificateholders ($0.26 per certificate)	—	—	(19,857)	(19,857)
Balance as of September 30, 2025	75,000,000	$1,952,120	$(997,179)	$954,941

Three Months Ended September 30, 2026	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of July 1, 2026	75,000,000	$1,952,120	$(1,032,155)	$919,965
Net income	—	—	12,988	12,988
Distributions paid to Certificateholders ($0.25 per certificate)	—	—	(18,884)	(18,884)
Balance as of September 30, 2026	75,000,000	$1,952,120	$(1,038,051)	$914,069

Nine Months Ended September 30, 2025	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2025	75,000,000	$1,952,120	$(938,232)	$1,013,888
Net income	—	—	39,557	39,557
Distributions paid to Certificateholders ($1.31 per certificate)	—	—	(98,504)	(98,504)
Balance as of September 30, 2025	75,000,000	$1,952,120	$(997,179)	$954,941

Nine Months Ended September 30, 2026	Trust Certificates	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Total Equity
Balance as of January 1, 2026	75,000,000	$1,952,120	$(1,019,556)	$932,564
Net income	—	—	39,164	39,164
Distributions paid to Certificateholders ($0.77 per certificate)	—	—	(57,659)	(57,659)
Balance as of September 30, 2026	75,000,000	$1,952,120	$(1,038,051)	$914,069

See accompanying notes to consolidated financial statements

COPPER PROPERTY CTL PASS THROUGH TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$39,164	$39,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,862	13,142
Provision for impairment of investment properties	—	10,671
Straight-line rental income, net	1,603	1,640
Amortization of above/below market leases, net	2,044	2,177
Gain on sales of investment properties	—	(4,273)
Changes in assets and liabilities:
Changes in accounts receivable	—	48
Changes in other assets	(1,626)	(3,945)
Changes in right-of-use lease assets	1,222	1,267
Changes in accounts payable and accrued expenses	205	1,223
Changes in lease liabilities	28	38
Changes in other liabilities	62	(286)
Net cash provided by operating activities	55,564	61,259

Cash flows from investing activities:
Proceeds from sales of investment properties	—	32,265
Deposits received	7,100	2,000
Net cash provided by investing activities	7,100	34,265

Cash flows from financing activities:
Distributions paid to Certificateholders	(57,659)	(98,504)
Net cash used in financing activities	(57,659)	(98,504)

Net change in cash and cash equivalents	5,005	(2,980)
Cash and cash equivalents, at beginning of period	37,130	51,886
Cash and cash equivalents, at end of period	$42,135	$48,906

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

As of September 30, 2026, the real estate portfolio consists of 117 Retail Properties, of which 20 are encumbered by ground leases, in the United States (the "U.S.") across 35 states and Puerto Rico, and comprise 15.5 million square feet of leasable space.

Trust Agreement

The Amended and Restated Trust Agreement (as amended, the “Trust Agreement”) created a series of equity trust certificates designated as “Copper Property CTL Pass Through Certificates” (the “Trust Certificates”), 75 million of which were issued on the Effective Date. Each Trust Certificate represents a fractional undivided beneficial interest in the Trust and represents the interests of the holders of the Trust Certificates (“Certificateholders”) in the Trust. Our Trust Agreement currently provides for a termination date of October 27, 2026. Our certificateholders have approved an extension of the Trust’s term to January 5, 2027, which has not become effective yet. On November 6, 2026, we distributed the information statement relating to this amendment and it will go effective 20 days after it was distributed to our certificateholders.

GLAS Trust Company, LLC serves as the Trust's independent third-party trustee (the "Trustee") pursuant to the terms of the Trust Agreement, performs trust administration duties, including treasury management and certificate administration, and earns trustee fees. The Trust pays the Trustee an annual service fee of $100, which is amortized monthly, and is included in “General and administrative expenses” on the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2026 and 2025, the Trust incurred trustee fees of $25 and $75, respectively.

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

The Trust incurred Base Fees of $4,249 and $4,264 for the nine months ended September 30, 2026 and 2025, respectively, and $1,416 and $1,405 for the three months ended September 30, 2026 and 2025, respectively, which are included in “Operating expenses” on the accompanying consolidated statements of operations. As of September 30, 2026 and December 31, 2025, $472 and $470 of Base Fees were included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

For the three and nine months ended September 30, 2026, the Trust did not incur any Asset Management Fees. For both the three and nine months ended September 30, 2025, the Trust incurred Asset Management Fees of $52, which are included in “Gain on sales of investment properties” on the accompanying consolidated statements of operations.

Terminated Purchase and Sale Agreement

On December 26, 2025, the purchase and sale agreement, originally executed on June 16, 2025, (as amended, the "Agreement") for the sale of all remaining Retail Properties to an unrelated third party ("Buyer") was terminated. As of September 30, 2026, in connection with the terminated Agreement, there is an additional $3,000 deposit held in escrow by a third party that the Trust believes is due to the Trust but is in dispute and is not reflected in the consolidated financial statements. The Buyer has sued the Trust's subsidiaries in New York State Supreme Court (New York County) for Specific Performance or $200,000 in damages (the "Complaint"). On February 10, 2026, the Trust filed a Motion to Dismiss the Complaint and a hearing on the motion took place on May 4, 2026. As of the date hereof, a decision on the motion has not been received.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Trust, as well as all wholly owned subsidiaries of the Trust. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements include the quarterly periods ended September 30, 2026 and 2025 (the “Reporting Periods”) and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted in accordance with such rules and regulations. The information presented in the accompanying consolidated financial statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Amounts as of December 31, 2025 included in the consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all annual disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the Trust's Annual Report on Form 10-K, as amended, for the year ended December 31, 2025 (the "10-K"), as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these consolidated financial statements. Operating results for the three and nine months ended

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

September 30, 2026 are not necessarily indicative of the results that may be expected for the year ended December 31, 2026.

(3) INVESTMENT PROPERTIES

As of September 30, 2026, the Trust's real estate portfolio consisted of 117 Retail Properties across 35 U.S. states and Puerto Rico.

The following table presents the amortization during the next five years and thereafter related to the lease intangible assets and liabilities for properties owned as of September 30, 2026:

	Period from October 1 to December 31, 2026	2027	2028	2029	2030	Thereafter	Total
Amortization of:
Above market lease intangibles (a)	$1,781	$7,137	$7,137	$7,137	$7,137	$71,374	$101,703
In-place lease intangibles (a)	1,061	4,260	4,260	4,260	4,260	42,605	60,706
Lease intangible assets, net (b)	$2,842	$11,397	$11,397	$11,397	$11,397	$113,979	$162,409

Below market lease intangibles (a)	$1,103	$4,412	$4,412	$4,412	$4,412	$44,125	$62,876
Lease intangible liabilities, net (b)	$1,103	$4,412	$4,412	$4,412	$4,412	$44,125	$62,876

(a)Represents the portion of the leases in which the Trust is the lessor. The amortization of above market lease intangibles is recorded as a reduction to lease income, and the amortization of below market lease intangibles is recorded as an increase to lease income. The amortization of in-place lease intangibles is recorded to depreciation and amortization expense.

(b)As of September 30, 2026, lease intangible assets, net and lease intangible liabilities, net are presented net of $64,846 and $25,003 of accumulated amortization, respectively. As of December 31, 2025, lease intangible assets, net and lease intangible liabilities, net are presented net of $56,288 and $21,694 of accumulated amortization, respectively.

As of September 30, 2026 and December 31, 2025, the weighted average amortization period for lease intangible assets and lease intangible liabilities was 14.3 years and 15.0 years, respectively.

Lease Intangibles

Amortization of lease intangible assets and lease intangible liabilities for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of:
In-place lease intangibles	$1,068	$1,086	$3,205	$3,284
Above market lease intangibles	1,784	1,817	$5,354	$5,522
Below market lease intangibles	1,102	1,103	$3,310	$3,345

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Dispositions

There were no dispositions during the nine months ended September 30, 2026.

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

For the three months ended September 30, 2025, loss on sales of investment properties was $1,851, which includes $4 of selling expenses from the May 2025 disposition of the Retail Property located in Miami, FL and $1,847 from the disposition of Retail Properties in September 2025, as noted in the table above. For the nine months ended September 30, 2025, net gain on sales of investment properties was $4,273.

Held for Sale

As of September 30, 2026 and December 31, 2025, there were no properties classified as held for sale.

Impairment of Investment Properties

For the nine months ended September 30, 2026, no impairment charge was recorded.

For the nine months ended September 30, 2025, the Trust recognized an impairment charge of $10,671. At September 30, 2025, the Trust had concluded that all Retail Properties met held for sale criteria and evaluated the Retail Properties for impairment based on its estimate of the fair value of the assets and liabilities, less anticipated costs to sell. As discussed in Note 1, the Agreement was terminated on December 26, 2025. As of December 31, 2025, the Retail Properties were reclassified as held for use.

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

As of September 30, 2026, lease payments of $8,211 received in advance under the terms of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and will be recognized as lease income in October 2026. As of December 31, 2025, lease payments of $8,211 received in advance under the terms

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

of the Master Leases are included in "Other liabilities" in the accompanying consolidated balance sheets and were recognized as lease income in January 2026. The Trust records all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statements of operations. During the Reporting Periods, there was no uncollectible lease income.

The Master Lease requires direct payment of all operating expenses, real estate taxes, ground lease payments (where applicable), capital expenditures and common area maintenance costs by Penney Intermediate Holdings LLC and allows for lessor reimbursement if amounts are not directly paid. Expenses paid directly by Penney Intermediate Holdings LLC are not included in the accompanying consolidated statements of operations, except for ground lease payments made by Penney Intermediate Holdings LLC, since recording cash payments made by Penney Intermediate Holdings LLC is necessary to relieve amounts due to the ground lessor included in the ground lease liabilities. Ground lease payments made by Penney Intermediate Holdings LLC of $3,095 and $3,080 for the nine months ended September 30, 2026 and 2025, respectively, were paid directly to the ground lessor by Penney Intermediate Holdings LLC and were included in “Lease income” in the accompanying consolidated statements of operations.

In certain municipalities, the Trust is required to remit sales and use taxes to governmental authorities based upon the rental income received from Properties. These taxes are required to be reimbursed by Penney Intermediate Holdings LLC to the Trust in accordance with the terms of the Master Lease, and are presented net of reimbursement from Penney Intermediate Holdings LLC on the consolidated statements of operations. During the nine months ended September 30, 2026 and 2025, the Trust remitted sales and use taxes of $75 and $256, respectively, which were fully reimbursed by Penney Intermediate Holdings LLC as of the end of each corresponding Reporting Period.

From time to time the Trust may have leasing activity with replacement tenants other than Penney Intermediate Holdings LLC, but has had none to date.
The disaggregation of the Trust’s lease income as either fixed or variable lease income based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification ("ASC") Topic 842 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed lease income	$23,212	$23,485	$69,636	$71,283
Variable lease income (a)	1,421	949	4,262	2,880
Straight-line rental income, net (b)	(534)	(540)	(1,603)	(1,640)
Ground lease reimbursement income (c)	1,033	1,027	3,095	3,080
Other
Amortization of above and below market lease intangibles (d)	(682)	(714)	(2,044)	(2,177)
Lease income	$24,450	$24,207	$73,346	$73,426
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

As of September 30, 2026, undiscounted lease payments to be received under operating leases, excluding amounts resulting from CPI adjustments, for the next five years and thereafter are as follows:

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Lease Payments
Period from October 1 to December 31, 2026	$23,213
2027	92,848
2028	92,848
2029	92,848
2030	92,848
Thereafter	928,474
Total	$1,323,079

The weighted average remaining lease term was approximately 14.3 years as of September 30, 2026.

Leases as Lessee

The Trust was originally assigned an interest as lessee of land under 23 non-cancellable ground leases with third party landlords which were classified as operating leases on the Effective Date. As of September 30, 2026, the Trust held an interest as lessee of land under 20 non-cancellable ground leases. The Trust leases land under operating ground leases at certain of its Properties, which expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised. All option terms were considered to be reasonably certain of being exercised through the initial term of the Master Lease as of September 30, 2026.

The components of ground lease rent expense, which are included within “Operating expenses” in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of:
Above market ground lease intangibles	$(160)	$(160)	$(480)	$(480)
Below market ground lease intangibles	318	318	954	995
Right-of-use assets	249	250	748	752
Interest expense	1,041	1,040	3,122	3,119
Ground lease rent expense	$1,448	$1,448	$4,344	$4,386

There were no cash payments for ground lease rent expense as these payments are made by the tenant.

As of September 30, 2026, undiscounted future rental obligations to be paid under the long-term ground leases by Penney Intermediate Holdings LLC under the terms of the Master Lease on behalf of the Trust, including fixed rental increases for the next five years and thereafter, are as follows:

Lease Obligations
Period from October 1 to December 31, 2026	$1,042
2027	4,195
2028	4,255
2029	4,334
2030	4,327
Thereafter	207,216
Less imputed interest	(187,514)
Lease liabilities as of September 30, 2026	$37,855

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

The Trust’s long-term ground leases had a weighted average remaining lease term of 40.6 years and a weighted average discount rate of 11.0% as of September 30, 2026.

(5) COMMITMENTS AND CONTINGENCIES

Master Leases

Landlord Option Properties: On the Effective Date, the Retail Master Lease provided the Trust an option on 23 of the Retail Properties allowing current or future landlords to terminate the Retail Master Lease as to that property upon 24 months’ prior written notice. This option is limited (for the Trust, but not for future landlords) to eight Retail Properties in any lease year. During the nine months ended September 30, 2026, no Retail Properties with landlord termination options were sold, and as of September 30, 2026, the Trust had sold 17 Landlord Option Properties, and there were six remaining Landlord Option Properties.

Tenant Option Properties: On the Effective Date, the Retail Master Lease provided Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease upon 24 months’ prior written notice as to all or a portion of any one or more of six specified properties. This option is limited to no more than five Properties in any lease year. During the nine months ended September 30, 2026, no Retail Properties with tenant termination options were sold, and as of September 30, 2026, the Trust had sold five Tenant Option Properties, and there was one remaining Tenant Option Property.

Substitution Options and Go Dark Rights: The Retail Master Lease provides Penney Intermediate Holdings LLC an option to terminate the Retail Master Lease with respect to selected sub-performing properties upon replacement of such sub-performing properties with qualified replacement properties in accordance with the terms and conditions of the Retail Master Lease. Notwithstanding the foregoing, Penney Intermediate Holdings LLC shall only be entitled to exercise a substitution option (i) between the third and 15th anniversary of the commencement date of the Retail Master Lease and (ii) if the aggregate allocated base rent amounts for all Go Dark/Substitution Properties (as defined in the Retail Master Lease) during the applicable period (as described in the Retail Master Lease) is less than or equal to 15% of the aggregate first year’s base rent. The Retail Master Lease also provides Penney Intermediate Holdings LLC with the limited right to “go dark” (i.e., cease operations) at one or more Retail Properties in certain limited circumstances as set forth in the Retail Master Lease; provided that such right does not relieve Penney Intermediate Holdings LLC of its obligation to make any rent payments that are due and owing. As of September 30, 2026, Penney Intermediate Holdings LLC has not ceased operations at any of the Retail Properties.

Tenant Purchase Rights: On the Effective Date, the Master Leases contained preferential offer rights in favor of Penney Intermediate Holdings LLC with respect to 70 of the Retail Properties and each of the Warehouses (the “Tenant Purchase Rights”), which enable Penney Intermediate Holdings LLC, in connection with a potential sale of such Properties, to acquire such Properties for a price determined in accordance with the procedures set forth in the Master Leases. These Tenant Purchase Rights require the Trust to reoffer a property to the tenant in the event it is not sold within a specified period of time at a specified minimum price related to the preferential purchase price. As of September 30, 2026, 23 of these Retail Properties, of which five were purchased by an affiliate of the tenant, and all of the Warehouses, of which none were purchased by the tenant, have been sold.

Lockout Periods: The Trust agreed not to deliver notice to Penney Intermediate Holdings LLC formally commencing the sales process at those Properties subject to the Tenant Purchase Rights prior to the dates specified in the applicable Master Lease for such Properties. All lockout periods with respect to the Tenant Purchase Rights for the 70 Retail Properties have expired.

Deposits Received

From time to time, the Trust receives deposits in connection with the sale of real estate assets. These deposits are recorded in “Other liabilities” in the accompanying consolidated balance sheets until the related sales are completed. Cash received from such deposits is classified as “Deposits received” within investing activities in the accompanying consolidated statements of cash flows.

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

Significant Risks and Uncertainties

Inflation, fluctuations in interest rates, reduced consumer spending, labor shortages, supply chain disruptions, tariff policy uncertainty and global capital markets volatility pose increasing risks to the Company and the U.S. economy. The ongoing and potential future impacts of changes in trade relationships and tariff policies, as well as global conflicts, such as between Russia and Ukraine and in the Middle East, among others are also contributing to economic and geopolitical uncertainty. While we did not incur any disruptions to our lease income and occupancy during the nine months ended September 30, 2026, as a result of these adverse political and economic conditions, credit markets or other events, we continue to closely monitor the impact of these factors as they may have a negative impact on our or Penney Intermediate Holdings LLC’s business.

Concentration of Credit Risk

As of September 30, 2026, all of the Properties were leased to Penney Intermediate Holdings LLC, and all of the Trust’s lease income was derived from the Master Leases (see Note 4). The Properties' tenants constitute a significant asset concentration, as all tenants are subsidiaries of Penney Intermediate Holdings LLC, and Penney Intermediate Holdings LLC provides financial guarantees with respect to the Master Leases. Until the Trust materially diversifies the composition of tenants for its properties, an event that has a material adverse effect on Penney Intermediate Holdings LLC’s business, financial condition or results of operations could have a material adverse effect on the Trust’s business, financial condition or results of operations.

As of September 30, 2026, the Trust's properties are located across 35 U.S. states and Puerto Rico. For the nine months ended September 30, 2026, the Trust's lease income was concentrated in two states as follows: California 18.9% and Texas 12.8%. For the nine months ended September 30, 2025, the Trust's lease income was concentrated in two states as follows: California 18.6% and Texas 12.4%.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Litigation

From time to time, the Trust may be subject to various legal proceedings and claims that arise in the ordinary course of business. When the Trust determines that a loss is both probable and reasonably estimable, a liability is recorded and disclosed if the amount is material to the Trust's business taken as a whole. When a material loss is only reasonably possible, the Trust does not record a liability, but instead discloses the nature and the amount of the claim and an estimate of the loss or range of loss, if such an estimate can reasonably be made. Legal costs related to the defense of loss contingencies are expensed as incurred. As discussed in Note 1, as a result of the termination of the Agreement, the Buyer has sued the Trust's subsidiaries for Specific Performance or $200,000 in damages. The Trust believes the Complaint is without merit, is proceeding accordingly and has therefore not recorded a liability related to this suit. On August 25, 2026, the Trust filed a complaint in the Superior Court of the Commonwealth of Massachusetts, in Suffolk County, against Anton Melchionda and Onyx Partners Ltd., LLC (collectively the “Defendants”). The Trust is seeking damages and other relief for the Defendants’ common law fraud, unfair and deceptive conduct, interference with business relationships and related tortious conduct.
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

Income Taxes

As of September 30, 2026 and December 31, 2025, there were no uncertain tax positions and the balance of unrecognized tax benefits was $0.

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

Recurring Fair Value Measurements

As of September 30, 2026 and December 31, 2025, the Trust did not hold any assets or liabilities that are measured at fair value on a recurring basis.

COPPER PROPERTY CTL PASS THROUGH TRUST
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except certificate and per certificate amounts)

Nonrecurring Fair Value Measurements

For the nine months ended September 30, 2026, the Trust did not remeasure any assets to fair value on a nonrecurring basis, and no impairment charges were recorded.

At September 30, 2025, the Trust concluded that all Retail Properties met held for sale criteria and recognized an impairment charge of $10,671 based on its estimate of the fair value of the assets and liabilities associated with investment properties held for sale, less anticipated costs to sell, based on the contracted sale price for the portfolio. The Trust determined that its valuation of these investments was classified within Level 2 of the fair value hierarchy. As a result of the termination of the Agreement (see Note 1), the Trust determined that the held for sale criteria were no longer met, and the Retail Properties were reclassified as held for use.

(7) SUBSEQUENT EVENTS

Subsequent to September 30, 2026, on October 13, 2026, we paid monthly distributions to Certificateholders of $5,754 or $0.08 per certificate. On November 6, 2026, we announced distributions of $6,569 or $0.09 per certificate to be paid to Certificateholders on November 10, 2026.

Our Trust Agreement currently provides for a termination date of October 27, 2026. Our certificateholders have approved an extension of the Trust’s term to January 5, 2027, which has not become effective yet. On November 6, 2026, we distributed the information statement relating to this amendment and it will go effective 20 days after it was distributed to our certificateholders.

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

Principal External Factors that Affect our Results of Operations

Inflation Risk, Tariffs and Economic Conditions

The Trust and the broader U.S. economy continue to face risks from persistent inflation, interest rate uncertainty, reduced consumer spending, labor shortages, supply chain disruptions, the imposition of tariffs and volatility in the global capital markets. Ongoing and potential future impacts of global conflicts, such as between Russia and Ukraine and in the Middle East, among others, as well as evolving governmental policies, particularly the imposition of tariffs are also contributing to heightened economic and geopolitical uncertainty. The recent broadening of international tariffs has already led to increased market volatility and may continue to affect economic conditions in the future. Downturns in the global economy and the increased tariffs could cause a decline in the demand for our tenant's products and our properties. Our operations could also be impacted by inflation and changes in interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2026 and 2025.

While we did not incur any disruptions to our lease income and occupancy during the nine months ended September 30, 2026 and 2025 as a result of these adverse political and economic conditions, credit markets or other events, any of these events could materially adversely impact the Trust or Penney Intermediate Holdings LLC's business. The Trust continues to closely monitor economic, financial and social conditions, including the effects of inflation.

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

Executive Summary

Copper Property CTL Pass Through Trust exists for the sole purpose of collecting rent, holding, administering, distributing and monetizing the Properties for the benefit of Certificateholders. As of September 30, 2026, we owned 117 retail operating properties, 20 of which are encumbered by ground leases, across 35 U.S. states and Puerto Rico representing 15.5 million square feet of leasable space.

The following table summarizes our portfolio as of September 30, 2026:

Retail Properties
	# of Properties
State	Fee Owned	Ground Lease	Total	Square Feet (Buildings)	Lease income for the nine months ended September 30, 2026		Lease income as % of total	Lease income for the nine months ended September 30, 2025		Lease income as % of total
CA	15	4	19	2,791	$13,887		18.9%	$13,608		18.9%
TX	15	4	19	1,938	9,397		12.8%	9,180		12.8%
FL	6	—	6	848	4,787		6.5%	4,680		6.5%
NJ	4	—	4	702	3,473		4.7%	3,424		4.8%
NY	1	2	3	469	3,376		4.6%	3,351		4.7%
IL	5	—	5	846	3,257		4.5%	3,188		4.4%
WA	2	1	3	506	2,809		3.8%	2,754		3.8%
NV	2	1	3	438	2,745		3.8%	2,683		3.7%
MI	6	—	6	863	2,715		3.7%	2,658		3.7%
AZ	4	—	4	492	2,710		3.7%	2,655		3.7%
OH	5	—	5	645	2,453		3.3%	2,398		3.3%
PA	3	—	3	373	1,924		2.6%	1,883		2.6%
KY	1	1	2	251	1,468		2.0%	1,440		2.0%
NM	2	—	2	266	1,466		2.0%	1,435		2.0%
CO	1	1	2	263	1,365		1.9%	1,346		1.9%
Other	25	6	31	3,781	15,514		21.2%	15,200		21.2%

Total Retail	97	20	117	15,472	$73,346	(a)	100%	$71,883	(a)	100%

(a) For the nine months ended September 30, 2026 and 2025, lease income recognized from the portfolio as of September 30, 2026 consists of the following:

	Nine Months Ended September 30,
	2026	2025
Base rent	$73,898	$72,449
Straight-line rental income	(1,603)	(1,602)
Amortization of above and below market lease	(2,044)	(2,044)
Ground lease reimbursement income	3,095	3,080
Lease income	$73,346	$71,883

Company Highlights — Nine Months Ended September 30, 2026
Acquisitions

We had no acquisition activity during the nine months ended September 30, 2026 and 2025.

Dispositions

We had no disposition activity during the nine months ended September 30, 2026.

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

Leasing Activity

There was no leasing activity during the nine months ended September 30, 2026 and 2025.

Capital Markets
There was no capital markets activity during the nine months ended September 30, 2026 and 2025.

Distributions
We paid distributions to the Certificateholders of $57,659 or $0.77 per certificate during the nine months ended September 30, 2026 and $98,504 or $1.31 per certificate during the nine months ended September 30, 2025. Subsequent to September 30, 2026, on October 13, 2026, we paid distributions to the Certificateholders of $5,754 or $0.08 per certificate, and on November 6, 2026, we announced distributions to the Certificateholders of $6,569 or $0.09 per certificate to be paid on November 10, 2026.

Results of Operations

Comparison of three and nine months ended September 30, 2026 to the three and nine months ended September 30, 2025

For the three months ended September 30, 2026, net income attributable to Certificateholders was $12,988 or $0.17 per Certificate, as compared to $1,290 or $0.02 per Certificate for the corresponding period in 2025.

For the nine months ended September 30, 2026, net income attributable to Certificateholders was $39,164 or $0.52 per Certificate, as compared to $39,557 or $0.53 per Certificate for the corresponding period in 2025.

The following describes the changes on the Trust’s consolidated statements of operations that affected net income attributable to Certificateholders during the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025:

Lease income - The net increase in lease income of $243 for the three months ended September 30, 2026 as compared to the corresponding period in 2025, is due to the CPI adjustment of base rent in December 2025. For the nine months ended September 30, 2026, the net decrease in lease income of $80 as compared to the corresponding period in 2025, is due to the disposition of four Retail Properties in May and September 2025, partially offset by the CPI adjustment of base rent in December 2025.

Operating expenses - The net increase in operating expenses of $36 for the three months ended September 30, 2026, as compared to the corresponding period in 2025, is primarily due to an increase in taxes paid to governmental authorities. The net decrease in operating expenses of $29 for the nine months ended September 30, 2026 as compared to the corresponding period in 2025, is primarily due to decreases in management fees paid to the Manager and ground lease rent expense resulting from the disposition of one Retail Property with a ground lease in May 2025, partially offset by an increase in taxes paid to governmental authorities.

Depreciation and amortization - The decrease in depreciation and amortization of $60 and $280 for the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025, is due to the disposition of four Retail Properties during the nine months ended September 30, 2025.

Provision for impairment of investment properties - Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an investment property may not be recoverable and are not necessarily comparable period-to-period. During the nine months ended September 30, 2026, there were no impairment charges recorded. During the corresponding period in 2025, the Trust recorded an impairment charge of $10,671.

General and administrative expenses - The net increase in general and administrative expenses of $1,104 and $6,951 for the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025, is primarily due to increases in legal fees related to ongoing litigation and REA negotiations.

Gain/(loss) on sales of investment properties, net - There were no dispositions during the three and nine months ended September 30, 2026. For the three months ended September 30, 2025, loss on sales of investment properties was $1,851, which includes losses of $1,847 from the dispositions of two Retail Properties in September 2025 and $4 of selling expenses from a disposition that took place in May 2025. During the nine months ended September 30, 2025, there were four dispositions of Retail Properties, resulting in a net gain of $4,273.

Other income - Other income consists of interest income earned on investments in money market instruments and non-recurring income generated from the Retail Properties, including consent fees or other fees paid to the Trust. For the three and nine months ended September 30, 2026, consent fees and other income earned by the Trust increased by $50, as compared to the corresponding periods in 2025. For the three months ended September 30, 2026, this increase was partially offset by a decrease of $37 in interest income earned by the Trust, resulting in a net increase in other income of $13, as compared to the corresponding period in 2025. For the nine months ended September 30, 2026, interest income earned by the Trust decreased by $119, resulting in a net decrease in other income of $69, as compared to the corresponding period in 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$12,988	$1,290	$39,164	$39,557
Adjustments to reconcile to NOI:
Depreciation and amortization of real estate	4,287	4,347	12,862	13,142
Provision for impairment of investment properties	—	10,671	—	10,671
Loss (gain) on sales of investment properties, net	—	1,851	—	(4,273)
Straight-line rental income, net	534	540	1,603	1,640
Amortization of above and below market lease intangibles, net	682	714	2,044	2,177
Interest income	(221)	(258)	(663)	(782)
Non-cash ground rent expense, net	1,448	1,448	4,344	4,386
Non-cash ground lease reimbursement income	(1,033)	(1,027)	(3,095)	(3,080)
NOI	$18,685	$19,576	$56,259	$63,438

The decrease in NOI of $7,179 for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, is due to:

•a net decrease in lease income of $1,647 resulting from the dispositions of four Retail Properties between January 1, 2025 and September 30, 2026 and
•net increases in general and administrative expenses and operating expenses of $6,951 and $13, respectively; partially offset by
•increases in: (i) consent fee income of $50 received by the Trust and (ii) lease income of $1,382 due to the CPI adjustment of base rent in December 2025.

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

The following table presents a reconciliation of net income to FFO and Operating FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$12,988	$1,290	$39,164	$39,557
Depreciation and amortization of real estate	4,287	4,347	12,862	13,142
Provision for impairment of investment properties	—	10,671	—	10,671
Loss (gain) on sales of investment properties, net	—	1,851	—	(4,273)
FFO	$17,275	$18,159	$52,026	$59,097

FFO per certificate outstanding – basic and diluted	$0.23	$0.24	$0.69	$0.79

FFO	$17,275	$18,159	$52,026	$59,097
Dead deal costs	405	—	1,325	6
Operating FFO	$17,680	$18,159	$53,351	$59,103

Operating FFO per certificate outstanding – basic and diluted	$0.24	$0.24	$0.71	$0.79

The decrease in FFO of $7,071 for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, is primarily due to:

•a net decrease in lease related income of $1,462 resulting from the disposition of four Retail Properties;
•a decrease in interest income of $119; and
•a net increase in general and administrative expenses of $6,951; partially offset by
•a net decrease in operating expenses of $29; and

•increases in: (i) consent fee income of $50 received by the Trust and (ii) lease income of $1,382 due to the CPI adjustment of base rent in December 2025.

The decrease in Operating FFO of $5,752 for the nine months ended September 30, 2026, as compared to nine months ended September 30, 2025 is primarily due to: (i) the reasons above impacting FFO and (ii) higher selling costs on deals that did not close.

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
As of September 30, 2026 and December 31, 2025, we had $42,135 and $37,130, respectively, of cash and cash equivalents. The Trust has adopted a policy to maintain its cash equivalents in a government money market fund administered by a major bulge bracket investment banking firm which invests its assets only in (i) cash and (ii) securities issued or guaranteed by the United States or certain U.S. government agencies and having a weighted average life and weighted average maturity of no more than 120 days and 60 days, respectively. Each of these government money market funds is managed to maintain a stable net asset value, thereby eliminating principal risk.

Debt Maturities

We have no scheduled maturities and principal amortization of our indebtedness, since we had no indebtedness as of September 30, 2026 and December 31, 2025.

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

We paid distributions to the Certificateholders of $57,659 or $0.77 per certificate during the nine months ended September 30, 2026, and $98,504 or $1.31 per certificate during the nine months ended September 30, 2025. Subsequent to September 30, 2026, on October 13, 2026, we paid distributions of $5,754 or $0.08 per certificate, and on November 6, 2026, we announced distributions of $6,569 or $0.09 per certificate to be paid to Certificateholders on November 10, 2026.

Dispositions

Net sales proceeds from the disposition of Properties were included in the distributions to Certificateholders. During the nine months ended September 30, 2025, included in the amount we paid to Certificateholders was $33,167 of aggregate net sales proceeds.

Capital Expenditures

We anticipate that obligations related to capital improvements will not be significant as these are generally the responsibility of the tenant under the Master Leases and should otherwise be met with cash flows from operations.

Summary of Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$55,564	$61,259
Net cash provided by investing activities	7,100	34,265
Net cash used in financing activities	(57,659)	(98,504)
Change in cash and cash equivalents	5,005	(2,980)
Cash and cash equivalents, at beginning of period	37,130	51,886
Cash and cash equivalents, at end of period	$42,135	$48,906

Cash Flows from Operating and Investing Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 was $55,564, as compared to $61,259 for the nine months ended September 30, 2025. Net cash provided by operating activities decreased by $5,695 due to a decrease in NOI resulting from the disposition of four Retail Properties between January 1, 2025 and September 30, 2026 and increases in general and administrative expenses and operating expenses (see discussion in "Results of Operations").

Investing activities consists of proceeds from sales of investment properties and deposits received. There were no dispositions during the nine months ended September 30, 2026, compared to four dispositions during the nine months ended September 30, 2025. Cash flows from investing activities for the nine months ended September 30, 2026 was $7,100, as compared to $34,265 for the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, total net cash provided by operating and investing activities was $62,664, however, $57,659 was distributed to Certificateholders, of which $8,410 were distributions of cash flows from operating and investing activities received during December 2025.

Management believes that cash flows from operations and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.

Cash Flows from Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2026 was $57,659, as compared to $98,504 for the nine months ended September 30, 2025. Financing activities consist of distributions paid to Certificateholders.

Contractual Obligations

As of September 30, 2026, we have 20 properties that are subject to long-term non-cancelable ground leases. These leases expire in various years from 2038 to 2096, including any available option periods that are reasonably certain to be exercised.

The following table summarizes the Trust’s obligations under non-cancelable operating leases as of September 30, 2026:

Payments due by period
Period from October 1 to December 31, 2026	$1,042
2027	4,195
2028	4,255
2029	4,334
2030	4,327
Thereafter	207,216
Less imputed interest	(187,514)
Lease liabilities as of September 30, 2026	$37,855

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our 2025 Annual Report on 10-K, as amended, contains a description of our critical accounting policies, including those relating to the impairment of long-lived assets. For the nine months ended September 30, 2026, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements

None.

Subsequent Events

Subsequent to September 30, 2026, on October 13, 2026, we paid monthly distributions to Certificateholders of $5,754 or $0.08 per certificate. On November 6, 2026, we announced distributions of $6,569 or $0.09 per certificate to be paid to Certificateholders on November 10, 2026.

Our certificateholders have approved an extension of the Trust’s term to January 5, 2027, which has not become effective yet. On November 6, 2026, we distributed the information statement relating to this amendment and it will go effective 20 days after it was distributed to our certificateholders.

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

As of September 30, 2026, we did not hold any fixed or variable rate debt, and did not hold any derivative financial instruments to hedge exposures to changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 26, 2025, we terminated the agreement to sell the Properties. Before the Agreement was terminated, the Buyer sued the Trust’s subsidiaries for specific performance and breach of contract. On February 10, 2026, the Trust filed a Motion to Dismiss the Complaint. We believe that these claims are without merit and are proceeding accordingly. On August 25, 2026, the Trust filed a complaint in the Superior Court of the Commonwealth of Massachusetts, in Suffolk County, against Anton Melchionda and Onyx Partners Ltd., LLC (collectively the “Defendants”), seeking damages and other relief. The ongoing litigation and related procedural filings demand the time and attention of management and involve significant legal costs and could interfere with our ability to sell the Properties until it is resolved.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, no executive officer of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K. The executive officers of the Trust do not and are not permitted to, directly or indirectly, own any of the Trust Certificates.

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

3.4
Amendment No. 7 to Amended and Restated Pass-Through Trust Agreement, dated as of August 27, 2026, between Copper BidCo LLC, as beneficiary, and GLAS Trust Company LLC, as trustee. (Incorporated herein by reference to Annex A of the Company's Notice of Certificateholders Action by Written Consent on Schedule 14C (filed with the Commission on September 8, 2026 (File No. 000-56236)).

3.5
Amendment No. 8 to Amended and Restated Pass-Through Trust Agreement, dated as of October 26, 2026, between Copper BidCo LLC, as beneficiary, and GLAS Trust Company LLC, as trustee. (Incorporated herein by reference to Annex A of the Company's Notice of Certificateholders Action by Written Consent on Schedule 14C (filed with the Commission on November 6, 2026 (File No. 000-56236)).

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
COPPER PROPERTY CTL PASS THROUGH TRUST

By:	/s/ NEIL AARONSON

Neil Aaronson
Principal Executive Officer
Date:	November 10, 2026

By:	/s/ LARRY FINGER

Larry Finger
Principal Financial Officer
Date:	November 10, 2026